Form 10-K
period 2025-12-31
Medline Inc.
filed 2026-02-25
CIK 2046386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-43022
_________________________
Medline Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	33-1845288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Lakes Drive Northfield, Illinois	60093
(Address of principal executive offices)	(Zip Code)

(847) 949 5500
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	MDLN	Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of Class A common stock on December 17, 2025, as reported by The Nasdaq Global Select Market on such date was approximately $13.0 billion. The registrant has elected to use December 17, 2025, which was the initial trading date of the registrant’s Class A common stock on The Nasdaq Global Select Market, as the calculation date because on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 23, 2026, there were 811,647,534 shares of the registrant’s Class A common stock and 502,045,878 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to its 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts. Words such as “anticipate,” “assume,” “believe” “contemplate,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “seek,” “should,” “will,” or “would,” or similar words or phrases that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements in this Annual Report. These forward-looking statements relate to matters such as our industry, business strategy, costs, and costs savings, impacts of accounting standards and guidance, goals and expectations, market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, legal matters, trends, and other financial and operating information. The forward-looking statements are based on management’s current expectations and are subject to various risks, uncertainty, and changes in circumstances, many of which are beyond our control, that could cause actual results to differ materially. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Factors that may cause actual results to differ from expected results include those described in Part I, “Item 1A—Risk Factors” and Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The forward-looking statements included in this Annual Report speak only as of the date of this Annual Report or as of the date they are made, as applicable. Except as otherwise required by law, we disclaim any intent or obligation to update any “forward-looking statement” made in this Annual Report to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

INTRODUCTORY NOTE

Medline Inc. was incorporated as a Delaware corporation on November 6, 2024. Prior to the completion of its initial public offering (the “IPO”) on December 18, 2025, Medline Inc. undertook certain reorganization transactions (the “Reorganization”) such that Medline Inc. is now a holding company, and its sole material assets are its equity interests held directly or indirectly through wholly owned subsidiaries in Medline Holdings, LP (“Medline Holdings”). Following the IPO, Medline Holdings is the predecessor of Medline Inc. for financial reporting purposes. As the general partner of Medline Holdings, Medline Inc. now operates and controls all of the business and affairs of Medline Holdings and, through Medline Holdings and its subsidiaries, conducts its business. The Reorganization lacks economic substance and therefore is accounted for in a manner consistent with a reorganization of entities under common control. As a result, the consolidated financial statements of Medline Inc. recognize the assets and liabilities received in the Reorganization at their historical carrying amounts, as reflected in the historical financial statements of Medline Holdings. Medline Inc. will consolidate Medline Holdings on its consolidated financial statements and record a non-controlling interest related to the Units (as defined herein) held by the Continuing Unitholders (as defined herein) on its consolidated balance sheets and statements of comprehensive income.

Medline Inc. had no significant business transactions or activities prior to the Reorganization, and, as a result, the historical financial information reflects that of Medline Holdings.

Basis of Presentation

The consolidated financial statements and accompanying notes included herein are prepared in accordance with United States generally accepted accounting principles (“GAAP”). The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively. All adjustments, in the opinion of management, necessary to a fair statement of the results for the annual periods presented have been made.

Certain monetary amounts, percentages, and other figures included in this Annual Report have been subject to rounding adjustments. Percentage amounts included in this Annual Report have been calculated, in some cases, not on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report may vary from those obtained by performing the same calculations using the figures, on the face of our consolidated financial statements included elsewhere in this Annual Report. Certain other amounts that appear in this Annual Report may not sum due to rounding.

In December 2024, we changed the name of Medline Holdings from Mozart Holdings, LP to Medline Holdings, LP. We will not distinguish between the prior and current name of Medline Holdings and will refer to the current name of Medline Holdings throughout this Annual Report. References in this Annual Report to “Medline,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the IPO, to Medline Holdings, LP and its consolidated subsidiaries and (2) after the IPO to Medline Inc. and its consolidated subsidiaries.

CERTAIN DEFINITIONS

As used in this Annual Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings:

•“Class A Units” refers to the interests in Medline Holdings called “Class A Units” that were outstanding prior to the Reclassification. In connection with the Reclassification, (i) Class A Units held by Common Unitholders were converted into Common Units and (ii) Class A Units held by Exchanging Class A Unitholders were directly or indirectly exchanged for shares of Class A common stock.
•“Class B Units” refers to the interests in Medline Holdings called “Class B Units” that were outstanding prior to the Reclassification, and does not include CUPI Units. In connection with the Reclassification, (i) Class B Units held by Incentive Unitholders were converted into Incentive Units and (ii) Class B Units held by Exchanging Class B Unitholders were directly or indirectly exchanged for shares of Class A common stock (in the case of vested Class B Units) and/or restricted shares of Class A common stock (in the case of unvested Class B Units).

•“Common Units” refers to the new class of units of Medline Holdings created by the Reclassification and does not include Incentive Units.
•“Common Unitholders” refers to certain pre-IPO holders of Class A Units and/or CUPI Units who hold Common Units following the Reclassification.
•“Incentive Unitholders” refers to certain pre-IPO holders of Class B Units who will hold Incentive Units following the Reclassification, as described under “Organizational Structure.”
•“Continuing Unitholders” refers collectively to Common Unitholders and Incentive Unitholders.
•“CUPI Units” refers to the interests in Medline Holdings that were designated as “Catch-Up Class B Units” and outstanding prior to the Reclassification. In connection with the Reclassification, (i) CUPI Units held by Common Unitholders were converted into Common Units and (ii) CUPI Units held by Exchanging CUPI Unitholders were directly or indirectly exchanged for shares of Class A common stock.
•“Designating Stockholder” refers to each of our Principal Stockholders with whom we entered into separate director nomination agreements.
•“Exchanging Class A Unitholder” refers to pre-IPO holders of Class A Units whose Class A Units were directly or indirectly exchanged for shares of Class A common stock following the Reclassification.
•“Exchanging Class B Unitholder” refers to pre-IPO holders of Class B Units whose Class B Units were directly or indirectly exchanged for shares of Class A common stock (in the case of vested Class B Units) and/or restricted shares of Class A common stock (in the case of unvested Class B Units) following the Reclassification.
•“Exchanging CUPI Unitholder” refers to pre-IPO holders of CUPI Units whose CUPI Units were directly or indirectly exchanged for shares of Class A common stock following the Reclassification.
•“Exchanging Unitholders” refers collectively to Exchanging Class A Unitholders, Exchanging CUPI Unitholders, and Exchanging Class B Unitholders.
•“Incentive Units” refers to the new class of units of Medline Holdings created by the reclassification of the Class B Units in the Reclassification. The Incentive Units are “profit interests” having economic characteristics similar to stock appreciation rights and having the right to share in any equity value of Medline Holdings above specified participation thresholds. Vested Incentive Units may be converted to Common Units and be subsequently exchanged for shares of Class A common stock.
•“Principal Stockholders” refers collectively to investment funds associated with Blackstone Inc., The Carlyle Group Inc. and Hellman & Friedman LLC, and members of the Mills family.
•“Reclassification” refers to the reclassification of the partnership interests of Medline Holdings prior to the IPO.
•“Sponsors” refers collectively to Blackstone Inc., The Carlyle Group Inc., and Hellman & Friedman LLC.
•“Units” refers collectively to Common Units and Incentive Units.

Summary of Risk Factors

The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below. This summary should be read together with the risk factors described under Part I, “Item 1A—Risk Factors” and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth below and the other information contained in this Annual Report before investing in our securities.

•Our global operations are subject to inherent risks that could materially adversely affect our business, results of operations, and financial condition.
•We may be unable to derive fully the anticipated benefits from our existing or future acquisitions, joint ventures, investments, dispositions, or other strategic transactions.
•Consolidation in the healthcare industry could have an adverse effect on our business, results of operations, and financial condition.
•We operate in a highly competitive industry, with accelerating pricing pressure and changes in technology.
•Changes to the U.S. and global healthcare environments may not be favorable to us.
•Increases in shipping costs or service issues with our third-party shippers could harm our business.

•Significant challenges or delays in our sourcing of new products and technologies could have an adverse impact on our long-term success.
•We have concentration in and dependence on certain healthcare provider customers and GPOs.
•Our business and operations depend on the proper functioning of our critical facilities and distribution networks and could be negatively impacted by events outside our control.
•Quality problems and product liability claims have in the past led, and could in the future lead, to recalls or safety alerts, reputational harm, adverse verdicts, or costly settlements, and could have a material adverse effect on our business, results of operations, and financial condition.
•Our failure to establish and maintain Prime Vendor relationships may cause our revenue to decline.
•If we experience increased pressure to maintain or decrease the price of our goods and services and we are unable to reduce our expenses, there may be a material adverse effect on our business, results of operations, and financial condition.
•Any failure by or loss of a third-party manufacturer or supplier or other manufacturing or supply-related impacts could result in delays and increased costs, which may adversely affect our business.
•We rely on the proper function, security, and availability of our information technology systems and data, as well as those of third parties throughout our global supply chain, to operate our business.
•We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our business, results of operations, and financial condition both inside and outside the United States.
•We are subject to complex and rapidly evolving data privacy, security, and data protection laws and regulations and the costs to comply with such laws and regulations or any ineffective compliance efforts with such laws and regulations may adversely impact our business.
•Our use or our third-party service providers’ or business partners’ use of AI, automated decision-making and machine learning technologies and the evolving regulatory framework in this area may subject us to risks or heightened costs that could adversely affect business, results of operation and financial condition.
•Our failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition, and cash flows.
•Uncertain global and domestic macro-economic and political conditions could materially adversely affect our business, results of operations, and financial condition.
•Our substantial indebtedness could adversely affect our financial condition, our ability to operate our business or react to changes in the economy or our industry, prevent us from fulfilling our obligations under our debts, and divert our cash flow from operations for debt payments.
•The credit agreement that governs the Senior Secured Credit Facilities and the indentures that govern the Senior Notes will each impose significant operating and financial restrictions on our subsidiaries, which may prevent us from capitalizing on business opportunities.
•Medline Inc. is a holding company and its only material assets are its equity interests held directly or indirectly through wholly owned subsidiaries in Medline Holdings, and it is accordingly dependent upon distributions from Medline Holdings to pay taxes, make payments under the tax receivable agreement, and pay any dividends.
•The Designating Stockholders hold a significant percentage of our stock, and their interests may conflict with ours or yours in the future.
•Our amended and restated certificate of incorporation does not limit the ability of our Sponsors, the Mills family, and certain other pre-IPO investors to compete with us, and they may have investments in businesses whose interests conflict with ours.

The market price of shares of our Class A common stock may be volatile or may decline regardless of our operating performance, which could cause the value of your investment to decline.

Market and Industry Data

Unless otherwise indicated, information contained in this Annual Report concerning our industry, competitive position, and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources and management estimates. Although we believe that these third-party sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified this information. Management estimates are derived from information obtained from surveys, reports by market research firms, our customers, distributors, suppliers, trade and business organizations, and other contacts in the markets in which we operate and have not been verified by independent sources, and are based on assumptions made by us upon reviewing such data, and our experience in, and knowledge of, such industry and markets, which we believe to be reasonable. In addition, assumptions and estimates of our and our industry’s future performance are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part I, “Item 1A—Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Statements regarding our market position (including statements that we are the largest company in a particular market), unless otherwise noted, are based on our 2025 net sales in the relevant market relative to the publicly reported net sales of our competitors in such market, including with respect to our statement of being the largest provider of med-surg products and supply chain solutions serving all points of care, as that statement is based on our 2025 net sales relative to the publicly reported net sales of med-surg products by companies that are both med-surg manufacturers and distributors.

Trademarks

We own or have the right to use trademarks, trade names, and service marks used in connection with our business, including, but not limited to, Medline, Curad, Microtek, Hudson, and Proxima. All trademarks, trade names, and service marks referred to in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trademarks, trade names, and service marks referred to in this Annual Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks.

PART I

Item 1. Business

General

Medline Inc. (together with its subsidiaries, “Medline”, “the Company”, “we”, “ours” and “us”) is the largest provider of medical-surgical (“med-surg”) products and supply chain solutions serving all points of care, based on total net sales of med-surg products. Medline was founded in 1966 and today delivers mission-critical products used daily across the full range of care settings, from hospitals and surgery centers to physician offices and post-acute facilities. Our mission is to make healthcare run better by delivering improved clinical, financial, and operational outcomes.

We have two reportable segments, Medline Brand and Supply Chain Solutions, the combination of which addresses critical needs in the market through a comprehensive solution. They are both supported by our Prime Vendor model, differentiated distribution network, and robust commercial platform. Through our two segments, we offer approximately 335,000 med-surg products, including surgical and procedural kits, gloves and protective apparel, urological and incontinence care, wound care, and consumable lab and diagnostics products. We distribute these products through our expansive network of global distribution facilities and our owned fleet of MedTrans trucks.

Medline Brand

As of December 31, 2025, we offer our customers approximately 190,000 med-surg products through our Medline Brand segment and hold leading positions across many key product families for our Medline Brand products. Our Medline Brand products are organized into three product categories: Front Line Care, Surgical Solutions, and Laboratory and Diagnostics.

•Front Line Care offers mission-critical med-surg products for patient-facing needs, including wound care products, exam gloves, skin care and incontinence products, environment cleaning supplies, textiles, hand sanitizer, durable medical equipment, patient plastics, and decolonization and infection control products.

•Surgical Solutions offers operating room and perioperative environment product solutions, including surgical procedure trays, drapes and gowns, personal protective equipment, sterile wraps, surgical instruments, surgeon’s gloves, procedure kits, and orthopedic implants.
•Laboratory and Diagnostics offers a full range of laboratory and diagnostic product solutions, including point of care testing, analyzers and instrumentation, lab and diagnostic consumables, diagnostic instruments, vital signs monitors, and anatomic pathology and phlebotomy products.

Our product development approach incorporates customer feedback and ongoing innovation. We are also committed to delivering products of the highest standard, which is reflected by our robust quality team embedded across our manufacturing and sourcing locations. The expertise of our research and development team and quality team helps ensure products bearing the Medline brand meet both our rigorous quality standards and our customers’ expectations.

Supply Chain Solutions

As of December 31, 2025, we offer approximately 145,000 med-surg products from over 1,300 third-party suppliers, including nearly all leading national brands, through our Supply Chain Solutions segment. We also provide our customers with supply chain optimization services such as consulting engagements, outsourced warehouse and technology management, put-away-ready packaging, third-party logistics, inventory rationalization, and route planning. Our third-party suppliers are primarily responsible for costs related to import and inbound freight, whereas we are primarily responsible for costs related to outbound freight from our distribution centers. Our supply chain expertise allows us to provide additional service offerings to optimize our customers’ supply chain and inventory workflows, helping these customers cost-effectively manage their supply chain while building strong relationships and enhancing retention.

Our Prime Vendor Model

A Prime Vendor relationship is a relationship for which there is a multi-year distribution agreement between Medline and a customer, whereby the customer agrees to use Medline for the vast majority of its med-surg product needs.

In our Prime Vendor relationships, we enter into long-term agreements, typically structured with five-year terms, to act as the primary consolidated logistics partner for these customers’ med-surg product needs. These agreements have been and are expected to continue to be a key contributor to our growth. Our customers realize efficiencies by partnering with one supply chain partner to consolidate their med-surg purchase volume. Prior to the market adoption of the Prime Vendor model, customers sourced such products individually from a highly fragmented base of suppliers. The Prime Vendor model instead centralizes procurement and distribution, which in turn drives efficiency and higher service levels.

As Prime Vendor, we drive significant cost savings to our customers. Our scale allows us to deliver consistently lower prices and better service levels on Medline Brand products relative to third-party alternatives, while also lowering the distribution cost for delivery of the full range of med-surg products. This often motivates customers to purchase more Medline Brand products over time. The opportunity is even greater in certain non-acute settings, where we sell a more focused product portfolio. Our Prime Vendor model allows us to provide cost savings to Prime Vendor customers, which, over time, supports incremental purchasing of our Medline Brand products and greater scale across our operations. As our scale grows, we are able to realize further efficiencies by offering superior or similar quality to third-party products at a more cost-effective price. We believe that Medline Brand conversion is mutually beneficial for both our customers and us-the value we provide customers at the outset of a Prime Vendor agreement meaningfully increases over time, as they accrue savings by purchasing our lower cost Medline Brand products, while our profitability grows given the enhanced margin profile of Medline Brand products. This compelling value proposition and supply chain relationship with our customers supports our greater than 98% average Prime Vendor retention rate over the past five years.

A portion of Supply Chain Solutions products sold to existing Prime Vendor customers has like-for-like Medline Brand product equivalents, representing a potential gross profit uplift consistent with our historical margin differentials if such products were converted for Medline Brand products. While we historically have earned higher margins upon conversion from third-party national brand products to like-for-like Medline Brand products, because of the lower average prices for Medline Brand products, there is typically a negative impact on net sales upon the conversion of Supply Chain Solutions products to like-for-like Medline Brand products if volume is assumed to be constant. For additional information on potential risks relating to this conversion opportunity, please see Part I, “Item 1A—Risk Factors—Risks Related to Our Business, Industry and Operations—Our failure to establish and maintain Prime Vendor relationships may cause our revenue to decline.”

Our Distribution Network

We have a differentiated distribution network of 70 global distribution centers, warehouses, cross-docks, and transship facilities, 45 of which are in the United States, strategically located to provide next-day delivery to 95% of our U.S. customer base. We utilize artificial intelligence (“AI”) and robotics technology in over 26 million square feet of warehouse space in the United States to improve efficiency and capacity to optimize distribution logistics and maximize utilization. The products we distribute are packaged to meet each customer’s individual needs and to be “put-away-ready,” which streamlines the customer’s unloading and shelving process. We also operate our own fleet of more than 2,100 MedTrans trucks that deliver our products across care settings within the United States. As of December 31, 2025, we had approximately 25% in incremental capacity across our platform to support our long-term growth.

Our Commercial Platform

Our deep connectivity to our customers is driven by the strength of our dedicated and tenured commercial team. We have a U.S. commercial team of approximately 4,000 people across all points of care, which includes account managers, product specialists, specialized clinical resources, customer service representatives, supply chain specialists, Prime Vendor analysts, and a robust leadership team dedicated to driving efficiencies for our customers through their teams. We have created an entrepreneurial environment that empowers our salesforce to work with our product managers to create innovative products that meet market demand. We have a team devoted to each channel in the United States and each region or country internationally, which allows our salesforce teams to develop market-specific knowledge.

Research and Development

We have a track record of successfully bringing new products to market, with more than 2,300 granted patents and more than 450 U.S. Food and Drug Administration (“FDA”) 510(k) clearances. Over the last three years, we have successfully launched more than 250 new products.

Competition

Our value proposition is derived from our integrated business model, the breadth of our Medline Brand portfolio, our differentiated supply chain, and the overall quality and cost of our products. As a result of our integrated business model, our competitors include both other leading med-surg product manufacturers and distributors.

Similar to us, other leading med-surg product manufacturers produce a wide range of med-surg supplies. However, unlike us, many of these competitors are reliant upon third-party distributors to deliver their products to customers. By nature of being a distributor, Medline has direct access to and manages the end customer relationships. This enables us to offer a complete solution as a manufacturer and a distributor, offering our customers what we believe to be best-in-class supply chain logistics, and driving value through our brand.

Additionally, other distributors of med-surg products similarly connect the fragmented supplier and provider bases and aggregate inventory from suppliers to deliver products to customers, such as McKesson, Cardinal Health, Owens & Minor, and Henry Schein. These distribution companies compete with us for Prime Vendor agreements. However, we believe that many of these competitors do not benefit from the scale and scope of our vertical integration or commercial excellence, and thus are not able to provide the same magnitude of cost savings, value, and holistic solutions that we deliver for our customers.

Production and Raw Materials

We manufacture approximately one-third of our Medline Brand products, which are primarily Class I and II medical devices, through our 30 manufacturing facilities, of which 24 are in North America. We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers. We focus our manufacturing capabilities on products where we can leverage technology and automation to drive higher quality and lower costs to better serve our customers. For the vast majority of the other two-thirds of our Medline Brand products, we work closely with our network of more than 600 global partners across approximately 40 countries, many of whom have decades-long exclusive relationships with us. The breadth of our global sourcing partnerships provides diversification and strengthens our resiliency, with no single sourcing partner accounting for more than 5% of total spend as of December 31, 2025.

We also have plans and measures in place to help ensure continuity of supply while maintaining high quality and reliability. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, due to the FDA’s manufacturing requirements and those of other regulatory authorities, we may not be able to quickly establish additional or replacement sources for certain components, materials or processes if we experience a sudden or unexpected reduction or interruption in supply or services and are unable to develop alternative sources.

Human Capital Resources

At Medline, our relentless focus on the customer drives our human capital strategy, which revolves around attracting, developing, and retaining employees to provide the best products and services for our customers. We have developed a strong foundation that drives our recruitment, retention and development efforts. We are committed to supporting the personal and professional development of our employees, as well as providing competitive benefits and a safe, inclusive workplace.

As of December 31, 2025, we employed over 45,000 employees worldwide, with over 26,000 located in the United States. Our largest non-U.S. employee populations are in Mexico, Dominican Republic, India, Canada, Slovakia, France, China, Japan, Germany, and Australia. None of our employees in the United States are unionized, though some of our employees in Mexico belong to unions. In Germany and the Netherlands, employees are represented through Works Councils; in France and Spain, employees are represented through both Works Councils and industry-wide collective bargaining agreements; and in Belgium and Italy, employees are also represented through industry-wide collective bargaining agreements. In Australia, certain employees are represented by an enterprise bargaining agreement; in Japan, employees are represented through a Work Council; and in Vietnam, employees are represented through a collective bargaining agreement. We believe that our positive employee relations and total employee experience drive the continual growth of our workforce.

Culture and Values

Our culture is grounded in a customer-focused, collaborative, and performance-driven approach, guided by core values emphasizing relentless customer focus, agility and flexibility, problem-solving, drive to succeed, purposeful candor, and the importance of relationships. Employees are encouraged to exercise judgment, work transparently with customers, and contribute meaningfully to our mission to make healthcare run better.

Talent Attraction and Development

We seek to attract employees whose skills, experience, and motivation align with our operational and technical needs. Through continual improvement of internal processes, an awareness of market and candidate driven trends, and in partnership with vendors and other outside organizations, our talent acquisition programs focus on efficient hiring processes, market awareness, and building a diverse pipeline of candidates. We support development through consistent performance management processes and early career opportunities to take on additional responsibilities to demonstrate their competencies and drive to succeed and on-the-job responsibility augmented by formal training and development to refine technical and leadership skills. New sales representatives participate in comprehensive training programs, and product managers have targeted development pathways through all stages of their careers, from mandatory onboarding offerings to advanced classes that provide the necessary skills with increasing levels of responsibility, to support progression over time.

Employee Engagement and Inclusion

We believe our employees’ ability to communicate and cooperate effectively across functional and departmental teams positively impacts our performance. We engage in various listening strategies and foster engagement through survey feedback mechanisms, anonymous employee feedback platform, focus groups, increased attention to onboarding and offboarding feedback, pulse surveys on remote work needs, and other listening strategies. Insights from these efforts inform workplace improvements. We also support an inclusive environment through Employee Resource Groups and leadership training initiatives designed to reduce bias in talent decisions and strengthen representation across the company.

Health, Safety, and Well-Being

We are committed to maintaining a safe workplace and supporting the physical, emotional, and financial well-being of our employees. We provide competitive health and benefits programs, access to assistance resources where available, and opportunities for community involvement through charitable giving, including financial giving and in-kind giving such as product donations.

Intellectual Property

We rely upon patents, trademarks, copyrights, trade secrets and other intellectual property rights to maintain and improve our competitive position. We have a large portfolio of intellectual property, including more than 2,300 granted patents as well as trademark registrations protecting our notable brands, including Medline, Curad, Microtek, Hudson, and Proxima.

We consider the trademarks and know-how that we own to be material to our business. However, other than the Medline mark, we do not consider our business to be materially dependent upon any individual trademark registration or trade secret. In the aggregate, we consider our more than 2,300 granted patents to be material to our business. However, no single patent or group of related patents is material to our business as a whole or any segment of our business.

We believe that we have taken all necessary steps to protect our intellectual property rights, but no assurance can be given that we will be able to successfully enforce or protect our rights in the event that they are infringed upon or challenged by a third party. See Part I, “Item 1A—Risk Factors—Risks Related to Regulation and Legal Proceedings—Any failure to obtain, maintain, protect and enforce our intellectual property rights, or the failure of the strength or scope of our intellectual property rights, could harm our business, financial condition, and results of operations” and “—Risks Related to Regulation and Legal Proceedings—We may become subject to litigation brought by third parties claiming infringement, misappropriation, or other violation by us of their intellectual property rights.”

Government Regulation

Our operations and products are subject to extensive regulation by numerous governmental regulatory authorities, including U.S. and other international regulatory authorities, and other government agencies inside and outside the United States. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, design, materials, testing, safety, efficacy, quality, purity, manufacturing, methods, controls, testing, screening, recordkeeping, reporting, processing, storage, registration, authorization, licensing, permitting, labeling, advertising, marketing, distribution, offer for sale, sale, use, expiration, pricing, reimbursement, import, export, clinical trials, post-marketing surveillance of our products, the registration of our facilities, and the claims that we make about our products. The United States and other countries where we sell healthcare and other regulated products, including drugs, human cell and tissue products, dietary supplements, cosmetics, certain foods, and consumer products subject such products to their own clearance, authorization, approval, registration, listing, labeling, manufacturing, recordkeeping, reporting, and other regulatory requirements regarding the performance, safety, and quality of such products. We are also subject to healthcare and other regulations and enforcement by the federal government and the states and foreign governments and authorities in the locations in which we conduct our business. The U.S. governmental and regulatory authorities that enforce such laws and rules, and that issue guidance on compliance with such laws and rules include, without limitation, the FDA, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (“HHS”), the HHS Office of Inspector General, U.S. Environmental Protection Agency (“EPA”), the Federal Trade Commission (“the FTC”), Consumer Product Safety Commission (“CPSC”), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, as well as state and local governments. Our business is also affected by patient and data privacy and security laws, government payer cost containment initiatives, government reimbursement laws and regulations, environmental, health, and safety laws and regulations, as well as laws and regulations with respect to the sale, transportation, storage, handling, and disposal of hazardous or potentially hazardous substances, and safe working conditions. Our business also maintains contracts with governmental agencies and such contracts are subject to various government procurement laws and regulations, required contract provisions, and other requirements relating to contract formation, administration and performance. Failure to comply with applicable laws and regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.

The regulations to which we are subject are complex and have tended to become more stringent over time. If our business expands in certain ways, including through the offering of new products and services or entering into new geographic areas, we may be subject to new and additional regulatory requirements. The foreign, federal, state, and local regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products, suspend, revoke, or terminate our product and facility licenses, permits, and authorizations, request the cessation of distribution and shipments of certain products due to regulatory, safety, or other issues, seize or order the recall of our products, issue safety, quality, or other communications to the public or healthcare providers, enforce laws related to marketing, including promotion of off-label uses of products, and impose injunctions and significant criminal, civil, and administrative sanctions for violations of laws and regulations. Any adverse regulatory or other action, including any adverse press releases or other communications from regulators, may impact our business practices and operations, including by limiting our ability to effectively market, ship, and sell our products, affecting the production and distribution of products by our manufacturing facilities, subjecting us to significant liability, and limiting our ability to obtain future authorizations. Although we are subject to international government regulations in the international end markets where we operate and/or provide our products, these regulations do not have a material impact on our products as no international market represents more than 3% of our net sales.

Government Regulation of Medical Devices

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable state and foreign agencies. Regulations of the FDA and other regulatory agencies in and outside the United States impose extensive compliance and monitoring obligations on portions of our business. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices: design, development, and manufacturing; testing, registration, listing, labeling, content, and language of instructions for use and storage; clinical trials; product safety; marketing, sales, and distribution; licensing and permit requirements; premarket clearance, approval and authorization; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export. The regulations to which we are subject are complex and have tended to become more stringent over time. If our business expands in certain ways, we may be subject to new and additional regulatory requirements. The FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers; seize or order the recall of products; terminate, suspend, or revoke licenses and permits; and impose significant criminal, civil, and administrative sanctions for violations of these laws and regulations. Foreign regulations subject us to similar foreign enforcement powers. In addition, the FDA and other governmental and regulatory authorities, both in and outside the United States (including the FTC, the HHS Office of the Inspector General, the DOJ, and various state Attorneys General), monitor the promotion and advertising of our products. Any adverse regulatory or other action, including any adverse press releases or other communications from regulators, depending on its magnitude, may limit our ability to effectively market, ship, and sell our products, limit our ability to obtain future premarket authorizations, or result in a substantial modification to our business practices and operations.

FDA Premarket Clearance and Approval Requirements

Each medical device we wish to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution, unless the device is exempt from premarket notification requirements. The type of marketing authorization necessary is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes-Class I, II, or III-based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Class I devices that pose the least risk are subject only to General Controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to current good manufacturing practices for devices as set forth in the Quality System Regulation (“QSR”). Class II devices that pose a moderate risk are subject to General Controls and may also be subject to Special Controls, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries, or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through General and Special Controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential unreasonable risk of illness or injury.

Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Class I and II devices that are not exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval (“PMA”) or de novo clearance prior to commercial marketing. The PMA approval process is more stringent, time-consuming and expensive than the 510(k) clearance process; however, the 510(k) clearance process has also become increasingly stringent and expensive. None of our products are currently approved under a PMA, and we have no plans for any indication or system improvement or extension that we believe would require a PMA. If, in the future, we were to file a PMA, we may be subject to additional regulatory requirements.

510(k) Clearance Process

To obtain 510(k) clearance, we must submit a premarket notification to the FDA demonstrating the proposed device to be substantially equivalent to a predicate device. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and it has either the same technological characteristics, or it has different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety or effectiveness. The standard review process for 510(k)s is between six to nine months, dependent upon the type of 510(k) filing submitted. Although many 510(k) premarket notifications are cleared without clinical data, in some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a premarket notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process and clearance is never assured. Clinical trials generally require the submission of an investigational device exemption (“IDE”) to the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to numerous requirements and institutional review board approval, oversight, and monitoring. Even if a trial is conducted, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or be sufficient to obtain FDA clearance or approval for marketing.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require submission and approval of a de novo 510(k) or a PMA application in cases where new indications are sought for which there is no predicate. Non-significant changes are handled via internal documentation by the Company. Each manufacturer must judge the significance of modifications based on FDA 510(k) regulatory requirements and guidance documents. The FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained. In the future, we may make modifications to our products after they have received FDA clearance and, in appropriate circumstances, determine that new clearance is unnecessary. However, the FDA may disagree with our determination, and, if the FDA requires us to seek 510(k) clearance or submit new PMA applications for any modifications to a previously cleared product, we may be required to cease marketing or distributing or recall the modified device until we obtain the required clearance or approval. We may also market or acquire products that are marketed without a 510(k) clearance, appropriate labeling, or that otherwise are marketed in violation of FDA requirements, since medical devices can be marketed only for the indications for which they are cleared or approved. Under these circumstances, we may also be subject to warning letters, significant regulatory fines, or other penalties, and we may no longer be able to market particular products for which a 510(k) clearance is required.

Post-Marketing Requirements

Numerous FDA regulatory requirements apply to devices we manufacture and distribute, including: compliance with the QSR, which require manufacturers and their suppliers to follow the applicable design, testing, processes, control, documentation, labeling, and other quality assurance procedures during the manufacturing process; establishment registration, which requires establishments involved in the production and distribution of medical devices intended for commercial distribution in the United States to register with the FDA; medical device listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA; labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or off-label uses and impose other restrictions on labeling; post-market surveillance, including medical device reporting requirements which requires manufacturers to report to the FDA if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act that may present a risk to health. The FDA and other governmental and regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The FDA enforces these requirements by inspection and market surveillance. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA may also inspect foreign facilities that export products to the United States. Failure to comply with applicable regulatory requirements may result in enforcement action or other actions by the FDA, which may include one or more of the following sanctions: adverse press releases and safety communications; requests to stop shipments; untitled letters or warning letters; fines, injunctions, and civil penalties; mandatory recall or seizure of our products; customer notifications and repairs or replacements; administrative detention or banning of our products; consent decrees; operating restrictions, partial suspension or total shutdown of production; refusing our request for 510(k) clearances for new product versions or modifications to existing product versions; revocation of 510(k) clearances previously granted; refusal to grant export approval for our products; and criminal prosecution and penalties. If any of these events were to occur, they could have a material adverse effect on our business, financial condition, and results of operations.

International Regulation of Medical Devices

Sales of medical devices outside the United States are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must comply with applicable regulatory requirements and authorizations and approvals and safety and quality regulations in each country in which the product is marketed. The time required to obtain authorization, approval, or certification by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ significantly.

EU Regulation of Medical Devices

In the European Union (“EU”) until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC, which has been repealed and replaced by the Medical Device Regulation (“EU MDR”). Unlike directives, regulations are directly applicable in all EU member states without the need for member states to implement into national law. The EU extended the EU MDR transitional periods for certain medical devices until December 31, 2027 or December 31, 2028, depending on a device’s risk class and subject to certain conditions to ensure continued access to medical devices for patients and to allow medical devices already placed on the market in accordance with the current legal framework to remain on the market, provided that the requirements of the transitional provisions are fulfilled.

In the EU, there is currently no premarket government review of medical devices. However, all medical devices placed on the EU market must meet general safety and performance requirements, and compliance with the general safety and performance requirements is a prerequisite for European conformity marking without which medical devices cannot be marketed or sold in the EU. EU MDR requirements regarding the distribution, marketing, and sale, including quality systems and post-market surveillance, have to be observed by manufacturers, importers, and distributors as of the application date (i.e., since May 26, 2021), including registration of economic operators and of devices (once the relevant modules of Eudamed are functional), surveillance, and vigilance requirements. The aforementioned EU rules are generally applicable in the European Economic Area which consists of the 27 EU member states plus Norway, Liechtenstein, and Iceland.

The NDA Approval Process

For any new drug products regulated under the Federal Food, Drug, and Cosmetic Act such as our ReadyPrep CHG cloth, a sponsor must submit a New Drug Application (“NDA”), to the FDA for review and approval. The NDA review and approval process may take multiple years and involves steps including the following:

•completion of preclinical studies and analytical and stability testing in accordance with applicable regulations;
•submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before clinical trials may begin and must be updated annually and amended when certain changes are made;
•approval by an institutional review board, or IRB, or independent ethics committee, or IEC, at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements, including informed consent, financial disclosure by investigators, and other clinical trial-related regulations, to establish the safety and efficacy of the investigational product for each proposed indication and other condition of use;
•preparation and submission to the FDA of an NDA;

•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance;
•satisfactory completion of FDA inspection of select clinical trial sites involved in conducting pivotal studies that generated the data in support of the NDA;
•payment of user fees for FDA review of the NDA; and
•FDA review and approval of the NDA, including of the proposed prescribing information and, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

Any approvals that we may ultimately receive could be withdrawn if required post-marketing trials or analyses do not meet the FDA requirements, which could materially harm the commercial prospects for our products.

Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing study requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, regulatory approval for our candidate products, or obtaining approval but for significantly limited use, would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Trade Regulations

The movement of products, services, and investment across borders subjects us to extensive trade regulations. A variety of laws and regulations in the countries in which we transact business apply to the sale, shipment, and provision of goods, services, and technology across borders. These laws and regulations govern, among other things, our import, export, and other business activities. We are also subject to the risk that these laws and regulations could change in a way that would expose us to additional costs, penalties, or liabilities. Some governments also impose economic sanctions against certain countries, governments, persons, and entities, both for unlawful or malign conduct and to discourage or prevent entities from abiding by other countries’ laws. In addition to our need to comply with such regulations in connection with our direct activities, we also sell and provide goods, technology, and services to agents, representatives, and distributors who may export such items to customers and end-users. If we, or the third parties through which we do business, are not in compliance with applicable import, export control, or economic sanctions laws and regulations, we may be subject to civil or criminal enforcement action and varying degrees of liability. Such actions may disrupt or delay sales of our products or services or result in restrictions on our distribution and sales of products or services that may materially impact our business.

Anti-Boycott Laws

Under U.S. laws and regulations, U.S. companies and their subsidiaries and affiliates are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping, or financing of goods or services within the United States or between the United States and countries outside of the United States. If we, or certain third parties through which we sell or provide goods or services, violate U.S. anti-boycott laws and regulations, we may be subject to civil or criminal enforcement action and varying degrees of liability.

Data Privacy and Security Laws and Regulations

Our business includes the processing of personally identifiable information (“Personal Data”) of consumers; Medline applicants, employees, and other workforce members; our customers’ patients, plan members, and employees; our vendors’ employees; and other third parties, as well as protected health information (“PHI”), where we continue to meet the definition of a Business Associate on behalf of our customers for certain parts of our business. We maintain PHI that we Processed about Medline’s own patients under certain of our historic offerings. We are directly or, through our customers, indirectly subject to numerous and evolving federal, state, and foreign laws and regulations relating to the processing of Personal Data and PHI, such as the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that implement the law and its amendments (collectively, “HIPAA”), the Telephone Consumer Protection Act of 1991 ("TCPA"), the Payment Card Industry Data Security Standard, Section 5 of the Federal Trade Commission Act (the “FTCA”), and the EU’s General Data Protection Regulation and its UK equivalent (“UK GDPR” and collectively, “GDPR”), the California Consumer Privacy Act, which was further expanded by the California Privacy Rights Act of 2020 (“CPRA” and collectively, “CCPA”), and similar data privacy legislation enacted or under consideration by various other U.S. states, and U.S. state data breach notification laws.

HIPAA establishes privacy and security standards that limit our use and disclosure of PHI and requires us to implement administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of PHI, as well as to notify affected individuals, the HHS Office for Civil Rights (“OCR”), and, in breaches involving 500 individuals or more in a state / jurisdiction, the media, of breaches of unsecured PHI when we are acting as a Covered Entity. If we are acting as a Business Associate, we must notify our Covered Entity clients of breaches of unsecured PHI and security incidents. HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of certain PHI. These restrictions and requirements are subject to change. For example, in December 2024, OCR issued a notice of proposed rulemaking to update the HIPAA security rule with respect to the cybersecurity of electronic PHI. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards. OCR has the discretion to impose penalties and may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state Attorneys General are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents.

In addition to HIPAA, we must adhere to U.S. state patient privacy laws that are not pre-empted by HIPAA, including those that are more stringent than HIPAA requirements. Numerous other U.S. state, federal, and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of patient health information. In addition, Congress and some U.S. states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The FTC and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act, in addition to actions related to the Health Breach Notification Rule (“HBNR”).

In the United States, the FTC is increasingly active in regulating health-related privacy and security, including by holding companies accountable for statements or promises made about the privacy or security of health information, through Section 5 of the FTCA, which prohibits unfair or deceptive acts or practices. In addition, the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. For information that is not subject to HIPAA and deemed to be “personal health records,” the FTC may also impose penalties for violations of the HBNR to the extent we are considered a “personal health record-related entity” or “third party service provider.” As a result, we may be subject to scrutiny by federal and state regulators, partners, and consumers related to our collection, use, and disclosure of consumer Personal Data, including health information. Additionally, federal and state consumer protection laws continue to be applied by FTC and states’ Attorneys General to regulate the collection, use, storage, and disclosure of Personal Data.

At the state level in the United States, the CCPA added new privacy protections for California residents with respect to certain types of Personal Data, including by introducing new data privacy rights for California residents and establishing a regulatory agency dedicated to enforcing compliance. The CPRA came into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. Various other U.S. states have enacted similar comprehensive consumer data privacy legislation, and several other U.S. states and countries are considering expanding or passing privacy laws in the near term. Further, states such as Washington, Connecticut, and Nevada have recently enacted broadly applicable laws to protect the privacy of personal health information, which generally require regulated entities to obtain consent for the collection, use, or sharing of any “consumer health data,” which may include Personal Data that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health. The effects of such state privacy laws are potentially far-reaching and may require us to modify our data Processing practices and policies and incur substantial compliance-related costs and expenses, and it remains unclear how various provisions will be interpreted and enforced by the courts and regulators. It remains possible that the U.S. Congress will ultimately (despite many failed attempts over the past several years) enact a comprehensive federal privacy law that would preempt or partially preempt U.S. state comprehensive privacy laws, but it also remains a possibility that a federal U.S. comprehensive privacy law would not preempt state law but instead layer on additional compliance complexity.

Similarly, many foreign laws and regulations, including in countries in which we currently operate, govern the Processing of Personal Data. For example, the GDPR imposes requirements for controllers and processors subject to the law with respect to Processing the Personal Data of EU and UK residents. Guidance on implementation and compliance practices is often updated or otherwise revised. Ensuring compliance with the GDPR is an ongoing commitment that involves substantial costs, and despite our efforts, data protection authorities or others (including individual consumers) may assert that our business practices fail to comply with its requirements. If our operations are found to violate GDPR requirements, we may incur substantial fines and other penalties, required changes to our business practices and reputational harm, any of which could have an adverse effect on our business. Such penalties are in addition to any civil litigation claims by data controllers and data subjects. Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations by various courts and regulators. The effects of the new privacy laws are potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses, and it remains unclear how various provisions will be interpreted and enforced by the courts and regulators.

In addition to our product offerings, we also provide electronic medical devices and other digital tools which can connect to each other and to other technology. Many of the laws referenced above also contain requirements to have appropriate technical and organizational security controls and measures in place for such technologies and technical infrastructure. We must manage the information security as well as privacy risks of these connected systems to ensure secure and effective exchange and use of exchanged information. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products or services to comply with applicable legal or contractual data privacy and security requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental and regulatory authorities and involve substantial fines, penalties and other liabilities and expenses, and costs for remediation.

In the event of a privacy or security incident or claim that we, a service provider, or a third party with which we do business has violated applicable privacy or security laws and regulations, we may be subject to regulatory or legal action. If legislation or regulations are changed or expanded, or if governing jurisdictions interpret or implement legislation or regulations in new ways, it could require changes in our business practices and adversely affect our business, financial condition, and results of operations.

Healthcare Fraud and Abuse Laws and Regulations

Certain of our businesses involve the marketing and sale of, and third-party payment for, med-surg products that are subject to extensive state, federal, and foreign governmental laws and regulations. U.S. laws and regulations are imposed primarily in connection with government healthcare programs, such as the Medicare, Medicaid, and TRICARE programs, as well as the government’s interest in regulating the quality and cost of healthcare. U.S. federal healthcare laws apply when we or our customers submit claims for items or services that are reimbursed under government healthcare programs, including laws related to kickbacks, false claims, self-referrals and healthcare fraud. We have been, and may in the future be, subject to CMS audits of our performance to determine our historical compliance with CMS contracts and regulations. Other governments also impose laws and regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services.

Our med-surg products are purchased principally by hospitals and physicians that typically bill various third-party payers, including government healthcare programs, private insurance plans and managed care plans, for the healthcare services provided to their patients. We also directly submitted claims to government healthcare programs as a Medicare-enrolled durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) supplier. As a result, we have been and from time to time are subject to audits by government healthcare programs and third-party payers related to such claims, which may require actions including refunds of overpayments and may result in penalties, litigation or enforcement actions. Although we divested the assets associated with this DMEPOS supplier business unit in October 2023, we may nonetheless be subject to past and future product liability claims, enforcement actions, regulatory investigations, fines and penalties, regardless of their ultimate outcome, any of which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

Key federal fraud and abuse laws include the federal Anti-Kickback Statute (the “AKS”), the Stark Law, False Claims Act (the “FCA”), and the Civil Monetary Penalties Law (the “CMP Law”). The AKS prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, to induce, reward, or in return for the referral of an individual for, or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service reimbursable, in whole or in part, by Medicare, Medicaid, or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced price items and services. Among other things, the AKS has been interpreted to apply to arrangements between pharmaceutical, biotechnology, and medical device manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare program-covered business, the AKS has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil monetary penalties of up to $124,732 (which is adjusted annually for inflation) for each violation, plus up to three times the remuneration involved, and may result in criminal fines and imprisonment of up to ten years, and/or exclusion from Medicare, Medicaid, or other governmental programs.

Federal law also includes a provision commonly known as the Stark Law, which prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” which includes DME, if the physician or immediate family member of the physician has an ownership or investment interest or compensation arrangement with such entity that does not comply with the requirements of a Stark exception. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties, and exclusion from Medicare, Medicaid, or other governmental programs.

The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to or approval by the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Further, a claim including items or services resulting from a violation of the federal AKS or Stark Law also constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the U.S. government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act and the accompanying threat of significant liability in its investigation and prosecution of pharmaceutical, biotechnology, and medical device companies throughout the country. Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims, for example, in connection with the promotion of products for unapproved or off-label uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $13,946 to $27,894 (which are adjusted annually for inflation) for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid, TRICARE, and other federal healthcare programs. In addition, companies found liable under the False Claims Act have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business and imposing ongoing reporting and disclosure obligations.

The federal CMP Law imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, and significant enforcement activity has been the result of qui tam “relators” who serve as whistleblowers by filing complaints in the name of the United States (and, if applicable, particular states) under applicable false claims laws, and who may receive up to 30% of total government recoveries. Penalties under fraud and abuse laws may be severe and could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state healthcare programs. Such penalties could have a material adverse effect on our business, results of operations and financial condition. Also, these measures may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Given the significant size of actual and potential settlements, it is expected that governmental authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs.

In addition, as a manufacturer of FDA-cleared devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act (the “Sunshine Act”), which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians, as defined by statute, certain other healthcare professionals and U.S. teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain state transparency laws that address circumstances not covered by the Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous.

Most states have adopted similar laws related to transparency, kickbacks, false claims, and self-referrals that apply to products or services covered by state Medicaid and other healthcare programs and private third-party payers, some of which apply to manufacturers and suppliers of items reimbursed by any payor, including commercial payors. In addition, these state laws have their own penalties, which may be in addition to federal penalties.

We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. Many member states in the EU have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities. In addition, many EU member states have adopted such national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.

While we believe that we are substantially compliant with applicable fraud and abuse laws and regulations, and have implemented compliance programs and controls in place designed to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, or failure to comply with applicable law, could have a material adverse effect on our business, results of operations and financial condition.

Implementation of legislative or regulatory reforms to reimbursement systems, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.

Environmental, Health and Safety Requirements

We are subject to various environmental, health and safety (“EHS”) requirements both inside and outside the United States. Like other companies in our industry, our manufacturing and other operations involve air emissions, wastewater and stormwater discharges, and the storage, use, and management of hazardous and other sensitive materials, and the disposal of hazardous waste. We are also subject to requirements relating to safe working conditions and laboratory practices. Our operations involve the use of substances regulated under EHS requirements, primarily in our manufacturing and sterilization processes. We believe we have implemented policies, practices and procedures that enable us to comply with applicable EHS requirements. However, EHS requirements may be detailed and complex, and we sometimes have been cited for violations of such requirements and may be cited for violations in the future. In addition, many such requirements are becoming increasingly stringent, and we are sometimes required to make changes to our operations for continued compliance, which can require substantial capital investments as well as increases in operating costs. See Part I, “Item 1A—Risk Factors—Risks Related to Regulation and Legal Proceedings—We are subject to extensive environmental, health and safety requirements, and our operations involve hazardous and other environmentally sensitive substances.”

For example, we, as well as others in our industry, rely on ethylene oxide (“EtO”) to sterilize certain medical products that we manufacture. In light of evolving science regarding risks related to EtO exposure, regulatory actions have been taken by some jurisdictions to reduce EtO emissions, and we have made substantial improvements to our two primary EtO sterilization facilities to meet such requirements and otherwise manage EtO emissions. There also has been a significant increase in regulations regarding per- and polyfluoroalkyl substances (“PFAS”) in both the United States and Europe, including new and evolving regulations that prohibit the use (or require disclosure of the presence) of certain forms of PFAS in products. PFAS are ubiquitous in manufacturing, and not all forms of PFAS have been found to be hazardous to human health. We are actively developing and implementing protocols to comply with evolving regulations.

Operating, Security and Licensure Standards

We are subject to certain operational, security, and licensure requirements, including the federal Drug Supply Chain Security Act (“DSCSA”) in the United States, which mandates an industry-wide, national serialization system for pharmaceutical packaging with a ten-year phase-in process. By November 2018, all manufacturers and re-packagers were required to mark each prescription drug package with a unique serialized code. The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third-party logistics providers and includes the eventual creation of national wholesaler and third-party logistics provider licenses in cases where states do not license such entities. In addition, with respect to our durable medical equipment (“DME”) business, we are subject to certain state licensure laws (including state pharmacy laws), and also certain accreditation standards, including to qualify for reimbursement from Medicare and other third-party payers.

We are also subject to the FDA’s unique device identification system requirements, which require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA.

Certain of our businesses are also required to register for permits and/or licenses with various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies, depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture, and/or repackage medical products, or own pharmacy operations.

Antitrust and Consumer Protection

The federal government of the United States, most U.S. states, and many foreign countries have antitrust laws that prohibit certain types of conduct deemed to be anti-competitive, as well as consumer protection laws that seek to protect consumers from improper business practices. At the U.S. federal level, the FTC, CPSC and DOJ oversee enforcement of these types of laws, and states have similar government agencies. Violations of antitrust or consumer protection laws may result in various sanctions, including criminal and civil penalties. Private plaintiffs may also bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages. EU law also regulates competition and provides for detailed rules protecting consumers.

International Transactions

U.S. and foreign import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products, including but not limited to the absence of forced labor in our supply chain. We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control laws, the UK Bribery Act, German anti-corruption laws, and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, as well as other types of foreign requirements similar to those imposed in the United States.

While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business, and while we have policies against and seek to avoid the import of goods that are manufactured in whole or in part by forced labor or other exploitative labor practices, there can be no assurance that regulations that impact our business or customers’ practices will not have a material adverse effect on our business, results of operations and financial condition.

Corporate Information

We were incorporated in Delaware in November 2024 under the name of Medline Inc. Our principal executive offices are located at 3 Lakes Drive, Northfield, Illinois 60093. Our telephone number is (847) 949-5500. Our website address is www.medline.com. Information contained on, or that can be accessible through, our website is not a part of this Annual Report.

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other forms or reports as required. Our filings with the U.S. Securities and Exchange Commission (the “SEC”) are available to the public over the Internet at the SEC’s website at www.sec.gov. We also use our investor relations website at ir.medline.com, press releases, public conference calls and webcasts, and social media as routine channels of distribution to communicate important, and often material, information about Medline to investors and the public, including information about our financial performance and results, analyst and investor presentations, investor days, products, solutions, sustainability initiatives, and corporate governance practices. We encourage you to follow these channels, in addition to our SEC filings, for timely information about the Company. Our SEC filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), are available free of charge on our investor relations website as soon as reasonably practicable after they are filed with or furnished to the SEC. The information on our websites is not part of this Annual Report and is not incorporated by reference into this report or any other filing we make with the SEC.

Item 1A. Risk Factors

Investing in our securities involves risks. Before you invest in our securities, you should carefully consider the risk factors below together with all of the other information included in this Annual Report. If any of the risks discussed herein were to occur, our business, prospects, liquidity, financial condition, and results of operations could be materially impaired. In such case, the market price of our Class A common stock could decline, and you may lose some or all of your investment. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” for additional information.

Risks Related to Our Business, Industry, and Operations

Our global operations are subject to inherent risks that could materially adversely affect our business, results of operations, and financial condition.

Our global operations are subject to risks that may materially adversely affect our business, results of operations, and financial condition. We import a significant percentage of our Medline Brand products from outside of the United States, including 5% of our costs of goods sold from China for the year ended December 31, 2025. As a result of our global operations, we may experience, among other things:

•difficulties and costs relating to staffing and managing foreign operations;
•difficulties and delays inherent in sourcing products, establishing channels of distribution, and contract manufacturing in foreign markets;
•difficulties in ending foreign distribution relationships where the distributor exclusively or predominantly markets and sells Medline Brand products;
•concerns related to transparency regarding extended international supply chains and labor risk based on sourcing footprint, including compliance with labor and human rights laws, that might arise despite reasonable efforts to mitigate this risk;
•fluctuations in the value of foreign currencies;
•uncertainties relating to trade agreements and international trade relationships;
•longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;
•difficulties repatriating cash from our foreign operations to the United States;
•legal and regulatory requirements including, without limitation, compliance with the FCPA; UK bribery laws and similar anti-bribery, anti-corruption, and economic sanctions laws and regulations; laws pertaining to the accuracy of our internal books and records; and environmental, health, and safety laws and regulations;
•litigation risks, new or unanticipated litigation developments, and the status of litigation matters;
•unexpected difficulties in importing or exporting our products and trade laws, import/export tariffs, quotas, sanctions, or penalties, custom duties, and other trade restrictions;

•limitations on our ability under local laws to protect our intellectual property;
•unexpected regulatory, legal, economic, and political changes in foreign markets;
•changes in tax regulations that impact our operations, including purchases of capital equipment;
•customs, tax, governmental, or other regulatory investigations, enforcements, and penalties, which may lead to informational requests and audits;
•civil disturbances, geopolitical turmoil, including terrorism, war, or political or military coups (including, without limitation, the ongoing conflicts in Ukraine and the Middle East);
•risks associated with climate change, including physical risks such as impacts from extreme weather events and other potential physical consequences;
•policy, legal, and regulatory impacts, including but not limited to those that affect the import of goods or require supply chain transparency;
•market developments;
•stakeholder expectations and reputational risk; and
•public health emergencies, such as the COVID-19 pandemic.

See also “—Uncertain global and domestic macro-economic and political conditions could materially adversely affect our business, results of operations, and financial condition.”

We may be unable to derive fully the anticipated benefits from our existing or future acquisitions, joint ventures, investments, dispositions, or other strategic transactions.

Acquisitions, joint ventures, investments, dispositions, and other strategic transactions are an important part of our strategy to expand and enhance our products, services, and customer base and to enter new geographic areas. We are regularly in negotiations for potential acquisitions, joint ventures, investments, dispositions, and other strategic transactions.

As we continue pursuing selective acquisitions, strategic investments, partnerships, or alliances with third parties to support our business and growth strategy, we may not be able to identify suitable acquisition, strategic investment, partnership, or alliance candidates on favorable terms, if at all. We may use a combination of additional debt, securities issuances, revolver borrowings, and/or cash on hand to finance such transactions.

We may also decide from time to time to dispose of assets or businesses. We may encounter difficulty finding buyers or alternative exit strategies, fail to obtain necessary regulatory approval, or incur higher costs or charges than planned or unexpected charges. Future dispositions or divestitures may not occur within the anticipated timeframe or at all. Completed divestitures may also result in continued financial involvement in the divested business, such as through transition services arrangements, guarantees, indemnifications, or other financial arrangements, following the transaction.

These transactions may involve challenges and risks. For example, acquisitions, strategic investments, partnerships, or alliances with third parties are subject to various antitrust, unfair trade practices, and/or consumer protection laws. More stringent interpretation of these existing laws or regulations, as well as future laws or regulations, could negatively impact our growth prospects. Further, acquired businesses may have liabilities, or be subject to claims, litigation, or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. Certain factors, such as our ability to integrate the information systems of acquired companies in a secure and reliable manner, the presence or absence of adequate internal controls and/or fraud in the financial systems of acquired companies, and our ability to achieve synergies among acquired companies, will affect the success of our acquisitions. The process of exploring strategic transactions or selling a business could also negatively impact customer decision-making and cause uncertainty and negatively impact our ability to attract, retain, and motivate key employees. Any failures or delays in completing strategic transactions, dispositions, or divestitures could have an adverse effect on our business, financial condition, and results of operations, and on our ability to execute our strategy. In addition, we expend costs and management resources to pursue and complete strategic transactions and divestitures and manage post-closing arrangements. If a transaction does occur, we may not be able to realize any value created by the transaction.

Consolidation in the healthcare industry could have an adverse effect on our business, results of operations, and financial condition.

Many healthcare industry companies, including healthcare systems, distributors, manufacturers, suppliers, providers, and insurers, are consolidating or have formed strategic alliances. We expect that market demand, government regulation, third-party coverage and reimbursement policies, and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers. Although we believe consolidation in the healthcare industry represents a potential market opportunity, the effects of this consolidation on our business may be unpredictable and could have a material adverse effect on our business, results of operations, and financial condition. For example, competition to provide goods and services to industry participants will become more intense. Additionally, our existing customers, including our Prime Vendor customers, may consolidate with industry participants that do not use our services or purchase our products, resulting in the loss of customer relationships. Further, this consolidation creates larger enterprises with greater negotiating power, which they can use to negotiate price concessions. If we must reduce our prices because of industry consolidation, or if we lose customers as a result of their consolidation with other industry participants, our business, results of operations, and financial condition could be materially adversely affected.

We operate in a highly competitive industry, with accelerating pricing pressure and changes in technology.

The med-surg industry is highly competitive and characterized by pricing and margin pressure for our business. We compete with other medical product manufacturers and distributors, as well as customer self-distribution models and outsourced logistics companies. We compete on a range of factors, including market pricing, negotiating with provider networks and Group Purchasing Organizations (“GPOs”), total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements and preferences. In certain channels, competitors may have other products and services that are, or are perceived to be, superior to our own. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our revenue and margins. The cost of our efforts to manage these competitive pressures, or our inability to compete effectively with respect to them, could have a material adverse effect on our business, results of operations, and financial condition.

Traditional distribution relationships are being challenged by online commerce solutions. Such competition requires us to adapt to changing technology, continue to provide enhanced service offerings, and continue to develop ways to differentiate our business to address demands of consumers and customers on a timely basis, which may require us to incur significant costs. Additionally, when we sell products through large online commerce solutions, such as Amazon, we forfeit our ability to establish pricing or differentiate in placement among competitor products and are required to pay a portion of the sale to the online commerce solution. The emergence of such competition and our inability to anticipate and effectively respond to changes on a timely basis could have a material adverse effect on our business.

Our inability to anticipate or adapt to major changes in available technology, benefit or coverage policies related to those changes, or the preferences of customers may cause our current product offerings to become less competitive or obsolete or require significant strategic changes. This, in turn, could cause us to incur increased capital expenditures and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Furthermore, our ability to compete effectively is increasingly dependent on access to and interpretation of data. Data quality impacts customer ordering, order fulfillment, and higher order processing. If we fail to effectively implement and maintain data governance structures across our businesses or to effectively interpret and utilize such data, our operations could be impacted and we may be at a competitive disadvantage.

Changes to the U.S. and global healthcare environments may not be favorable to us.

The U.S. healthcare industry is subject to continued changes in public policy, laws, and regulations, including changes governing healthcare services, healthcare coverage, mandated benefits, efforts to promote increased transparency in the supply chain, further reduction of, or limitations on, governmental funding at the state or federal level, or efforts by healthcare insurance companies to further limit payments for products and services. The industry has undergone, is undergoing, and is expected to further undergo significant changes. These changes may include, and have previously included, declines in Medicare and Medicaid spending and reimbursement levels, changes to eligibility and enrollment that result in individuals becoming uninsured, hospital and healthcare facility closures, hospitals reducing or eliminating certain lines of service and staff, changes to provider taxes, pricing reforms, efforts by healthcare insurance companies to limit or reduce payments to pharmacies and providers, the basis for payments beginning to transition from a fee-for-service model to value-based payments and risk-sharing models, and the industry shifting away from traditional healthcare venues like hospitals and into clinics, physician offices, and patients’ homes, and other potential changes. The impact of newly enacted laws, future legislative proposals, and executive orders that may bring significant changes to the healthcare industry is uncertain. These possible changes, and the uncertainty surrounding them, may limit our negotiating power, the prices we are able to charge for our products, the amounts of reimbursement for our products, or our ability to develop new products, which could have a material adverse effect on our business, results of operations, and financial condition.

The healthcare industry outside the United States is also subject to continuous and significant changes, including changes, actions, and proposals by governments, regulators, and third-party payers to control healthcare costs and, more generally, to reform healthcare systems. Certain of these actions and proposals could, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products in a variety of international markets. These actions and proposals could have an adverse effect on our business, results of operations, and financial condition.

Increases in shipping costs or service issues with our third-party shippers could harm our business.

Our ability to meet our customers’ expedited delivery expectations is an integral component of our business strategy on which our customers rely. Shipping is a significant expense in the operation of our business, and we bear the cost of the majority of our freight expense. Global capacity challenges, port congestion, and equipment displacement continue to create upward pressure on import costs. Accordingly, any significant increase in shipping rates and times could have a material adverse effect on our business, results of operations, and financial condition. For example, in 2022, we experienced increases in freight expenses, which negatively impacted our results of operations. Higher freight expenses may continue to negatively affect our results of operations in the future. Further, the conflicts in the Middle East, such as the Israel-Hamas war, Ukraine, and other regions have brought, and could further bring about, disruption, instability, and volatility in global markets, supply chains, and logistics operations, which could in turn adversely affect our business operations and financial performance. Similarly, strikes or other service interruptions affecting our third-party shippers, including at transportation centers or shipping ports, could cause our operating expenses to rise and materially adversely affect our ability to obtain materials and deliver products on a timely basis.

Significant challenges or delays in our sourcing of new products and technologies could have an adverse impact on our long-term success.

Our continued growth and success depends on our ability to source new and differentiated products and services that address the evolving healthcare needs of patients, providers, and consumers. Sourcing successful products and technologies is also necessary to offset revenue losses when our existing products lose sales due to various factors such as competition and loss of patent exclusivity. New products or enhancements to existing products may not be accepted quickly or significantly in the marketplace due to product and price competition, changes in customer preferences or healthcare purchasing patterns, resistance by healthcare providers, or uncertainty over third-party reimbursement. We cannot be certain when or whether we will be able to source, license, or otherwise acquire products and technologies; whether potential products will be granted regulatory clearance, authorization, or certification; and, if cleared, authorized, or certified, how long the clearance, authorization, or certification of a product might take to complete or whether such products will be commercially successful.

We have concentration in and dependence on certain healthcare provider customers and GPOs.

For the year ended December 31, 2025, our top five U.S. customers represented approximately $3.2 billion (or 11.3%) of our net sales. In addition, for the year ended December 31, 2025, approximately $19.7 billion (or 69% of consolidated net sales and 74% of U.S. net sales) was from sales to member hospitals under contract with our largest GPOs: Vizient Supply, LLC, HealthTrust Purchasing Group, L.P., and Premier Healthcare Alliance, L.P. We could lose a significant healthcare provider customer if an existing contract expires without being replaced or is terminated by the customer prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship, could have a material adverse effect on our business, results of operations, and financial condition.

We may be unable to attract, develop, and retain key employees.

Our sales, technical, and other key personnel play an integral role in the development, marketing, and selling of new and existing products. Our ability to attract, engage, develop, and retain qualified and experienced employees, including key executives and other talent, is essential for us to meet our strategic business objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers might result in increased salaries, benefits, or other employee-related costs. Additionally, we have observed an overall tightening and increasingly competitive labor market due to labor shortages, inflationary pressures and other macroeconomic factors including increased wages offered by other employers, and voluntary attrition of our employees and the employees of our third-party suppliers, manufacturers, distributors, and customers. If we are unable to maintain competitive and equitable compensation and benefit programs and practices that meet the expectations of our employees, including incentive programs that reward financial and operational performance, remote and hybrid work practices, flexible and alternative work arrangements, and corporate responsibility practices, our ability to recruit, hire, engage, motivate, and retain talent could be negatively affected. Furthermore, we may be unable to maintain an inclusive culture that aligns our diverse work force with our mission and values, or we may suffer negative perception of our belonging initiatives due to our perceived over or under pursuit of such initiatives. We have experienced and could continue to experience further or increased attempts to unionize portions of our workforce. Finally, any of these risks could increase our labor costs, harm our culture, decrease employee engagement, create legal costs, or damage our reputation, all of which could negatively impact our ability to attract, hire, develop, and retain a talented, competitive, and highly skilled workforce and have a material adverse effect on our business, results of operations, and financial condition.

We may also experience sudden loss of key personnel due to a variety of causes, such as illness or the competitive factors above. Our ability to effectively succession plan, and to execute such plans, is also important to our long-term success. In addition, recent legal and regulatory changes affect our ability to enforce post-termination obligations from certain employees with respect to non-competition, non-solicitation, and protection of confidential information, which may negatively impact our ability to retain employees and protect our information and relationships with customers and other third parties.

Our business and operations depend on the proper functioning of our critical facilities and distribution networks and could be negatively impacted by events outside our control.

Our business depends on the proper functioning of our business processes and critical facilities and our logistics and distribution networks as well as those of our third-party suppliers. We have a differentiated distribution network of 30 manufacturing facilities; 70 global distribution centers, warehouses, cross-docks, and transship facilities; and a fleet of more than 2,100 MedTrans trucks. Disruptions impacting our critical facilities or our logistics and distribution networks, including those caused by infrastructure, information, and equipment malfunction; failure to follow specific protocols and procedures; facility shutdowns; recalls or quality problems; failure to properly control inventory; actions either required or determined to be taken to cease shipments in response to regulatory requests, pressure, actions or safety issues; regulatory enforcement actions; increased shipping times; defective raw materials; labor shortages; tariffs or other import or export restrictions; natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires; property damage, including from riots and other environmental factors; the impact of epidemics, pandemics, or other public health crises, and actions by businesses, communities, and governments in response could adversely affect our business, results of operations, and financial condition and damage to our reputation. We also incur costs to remediate these disruptions, and it is possible that these costs could be significant.

We may be required to recognize impairment charges related to goodwill, identified intangible assets, and fixed assets that would reduce our reported assets and earnings.

Goodwill and other identifiable intangible assets comprise a substantial portion of our total assets. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. Recognition of an impairment would reduce our reported assets and earnings, and any such impairment charge could have a material adverse effect on our business, results of operations, and financial condition.

We may not realize the expected benefits from the entry into new or amended contracts, planned cost savings, and business improvement initiatives.

We often enter into new or expanded contracts with customers. Although we may expect to realize substantial benefits from such contracts, we may not be successful with this strategy, or we may not realize all of the benefits we expect from such contracts. Additionally, our cost savings and business improvement initiatives could result in unexpected charges and expenses that negatively impact our financial results, and we could fail to achieve the desired efficiencies and estimated cost savings. If we are not able to effectively implement these initiatives, including outsourcing or similar third-party relationships, or if they fail to operate as intended, our financial results could be adversely affected. These types of initiatives could also yield unintended consequences such as distraction of management and employees, business disruption, and an inability to attract or retain key personnel, which could negatively affect our business or financial condition and results of operations.

Quality problems and product liability claims have in the past led, and could in the future lead, to recalls or safety alerts, reputational harm, adverse verdicts, or costly settlements, and could have a material adverse effect on our business, results of operations, and financial condition.

Quality is extremely important to us and our customers due to the impact on patients and healthcare providers and the serious and potentially costly consequences of product failure. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of med-surg products. Component failures, manufacturing nonconformances, design defects, quality problems, off-label use, regulatory noncompliance, or inadequate disclosure of product-related risks or product-related information with respect to our products, whether manufactured by Medline or our third-party manufacturers, or products of other manufacturers that have been incorporated into our surgical and procedural kits, have occurred and may occur in the future and have resulted in and may result in product recalls, notifications to affected customers, and other corrective actions. Such issues, if they were to occur in the future, may result in adverse reactions, an unsafe condition, or personal injury or death. Such issues may lead to a recall of, or the issuance of a safety alert relating to, such products, and could also result in product liability claims and lawsuits, including class actions. Strong product quality is critical to the success of our goods and services. If we or our third-party manufacturers fall short of these standards and our products are the subject of recalls or safety alerts, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Reputational value is based in large part on perceptions of subjective qualities, including the perception of our employees. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations, or litigation, and as a result, could tarnish our brand and lead to adverse effects on our business, financial condition, and results of operations. In certain situations, we may undertake a voluntary recall or market withdrawal of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data or based on data from governmental or regulatory authorities or our third-party manufacturers.

Any such problems, including quality issues at our third-party manufacturers, past and future product liability claims, recalls, market withdrawals, or safety alerts, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on our business, results of operations, and financial condition.

Our failure to establish and maintain Prime Vendor relationships may cause our revenue to decline.

Our ability to earn Prime Vendor agreements is an important revenue driver for us. Our active Prime Vendor agreements as of December 31, 2025 generated approximately 63.4% ($18.0 billion) of net sales for the year ended December 31, 2025. Certain of our Prime Vendor agreements provide for rights of termination for convenience. If we are unable to successfully establish new Prime Vendor agreements, maintain or expand our Prime Vendor relationships or if there is an actual or perceived decrease in the quality of service and care levels we provide to our Prime Vendor customers, our Prime Vendor relationships could be negatively impacted and revenues may decline.As part of our growth strategy, we seek to drive customer savings through the conversion of Supply Chain Solutions products to like-for-like Medline Brand products, which we typically expect to have higher margins. There are no assurances that we will be successful in executing this strategy. Conversion of Supply Chain Solutions products to Medline Brand products will depend on a number of factors, many of which are not in our control, including our ability to successfully market Medline Brand products and Prime Vendor customer adoption of Medline Brand products. While we historically have earned higher margins upon conversion from third-party national brand products to like-for-like Medline Brand products, there are no assurances future conversions will yield similar margins. Additionally, because of the lower average prices for Medline Brand products, there is typically a negative impact on net sales upon the conversion of Supply Chain Solutions products to like-for-like Medline Brand products if volume is assumed to be constant. Moreover, for new Prime Vendor customers, Medline Brand products typically represent a lower portion of the customer’s product mix compared to existing Prime Vendor customers. As a result, our margins may be negatively impacted by sales to new Prime Vendor customers. If we are unable to effectively execute our conversion strategy, it could adversely impact our margins, as well as our business, financial condition, and results of operations.

If we experience increased pressure to maintain or decrease the price of our goods and services and we are unable to reduce our expenses, there may be a material adverse effect on our business, results of operations, and financial condition.

We have experienced, and may continue to experience, increased pressure to lower the prices for certain of our goods and services due to pricing pressure from managed care organizations and other third-party payers, increased market power of GPOs, integrated delivery networks (“IDNs”) and other customers, and increased competition among med-surg products and services providers. GPOs and IDNs negotiate pricing arrangements with medical product companies and distributors and then offer these negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain new, or maintain existing, contract positions with major GPOs and IDNs. GPO contract positions do not guarantee that any level of sales will be achieved, as members of the GPO are generally free to purchase from other suppliers, and any such purchases could result in a decline in our sales volumes and revenue. The formation of new provider networks and GPOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which could in turn negatively impact our financial results. Although we may seek to obtain similar terms from manufacturers to obtain access to lower prices demanded by GPO contracts or other contracts, and to develop relationships with provider networks and new GPOs, we may not be able to secure such terms or execute such contracts. If we experience pressure to reduce the prices for our goods and services and we are unable to reduce our expenses, our business, results of operations, financial condition, and cash flows will be adversely affected.

Any failure by or loss of a third-party manufacturer or supplier or other manufacturing or supply-related impacts could result in delays and increased costs, which may adversely affect our business.

We rely on third parties to manufacture and supply certain raw materials, component parts, and finished goods. For example, we utilize a network of more than 600 global partners across a diversified set of approximately 40 countries for the vast majority of the other two-thirds of our Medline Brand products that are not manufactured at our manufacturing facilities, and, through our Supply Chain Solutions segment, we offer med-surg products from over 1,300 third-party suppliers. We depend on these third-party manufacturers to allocate a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis and at acceptable prices. However, if these third-party manufacturers are unable to meet our near-term or long-term manufacturing requirements, it could result in lost sales and have a material adverse effect on our business, results of operations, and financial condition.

Our reliance on third parties for regulatory compliance and quality assurance, potential third-party misappropriation of our intellectual property, our limited ability to manage our inventory provided by third parties, the possibility of breach of manufacturing agreements by third parties, the possibility of adverse regulatory action against third parties, and the possibility of termination or nonrenewal of manufacturing agreements by third parties at a time that is costly or inconvenient for us could, among other things, adversely affect our ability to deliver our products on a timely basis, cause us to incur potentially substantial increased costs, or expose us to additional regulatory risk or litigation. Moreover, if any of our third-party manufacturers suffer any damage to facilities, lose benefits under their material agreements, experience power outages, encounter financial difficulties, are unable to secure necessary raw materials from their suppliers or suffer any other reduction in efficiency, experience a force majeure event, or fail to comply with regulatory requirements, we may experience significant business disruption. In the event of any such disruption, we would need to seek and source other qualified third-party manufacturers, likely resulting in further delays and increased costs, which could have a material adverse effect on our business, results of operations, and financial condition. In certain cases we may not be able to identify and enter into arrangements with additional or replacement suppliers or third-party manufacturers in a timely or cost-effective manner, partly as a result of U.S. Food and Drug Administration (“FDA”) and other applicable laws and regulations that require, among other things, qualification and registration of certain suppliers and third-party contract manufacturers, requirements for regulatory clearance, authorization, approval or certification of certain products or components, as well as validation of certain materials, components, and processes prior to their use in or with our products. Seeking and obtaining such clearances, authorizations, approvals or certifications from the FDA and other regulatory authorities is a time-consuming and expensive process. Disruptions at the FDA and other government agencies, including disruptions due to government shutdowns, lapses in appropriations, funding shortages, staffing limitations, changes in policy, or other factors may also delay, prevent, or otherwise adversely affect our ability, or the ability of any of our suppliers or third-party manufacturers to obtain any required , qualifications, clearances, approvals, authorizations or certifications. Such disruptions may also affect the submission of any required or planned filings to FDA and other government agencies (and the ability of FDA and other government agencies to accept such submissions) by us or third parties, which could have a material adverse effect on our business, results of operations, and financial condition.

We also manufacture certain of our own products and contract manufacture products for others, which requires the availability of labor and the timely delivery of a sufficient amount of quality components and materials from third-party suppliers. For reasons including quality assurance, cost effectiveness, and the highly exacting and complex nature of manufacturing certain of these products, certain components, raw materials, and services needed to manufacture these products are obtained from a limited number of suppliers and have limited availability. Our supplier relationships could be interrupted, become less favorable to us, or be terminated, and the supply of these components, compounds, raw materials, or products could be interrupted or become insufficient.

In addition, for quality assurance or cost effectiveness, we have purchased from sole suppliers certain components and raw materials, such as polymers used in our Medline Brand products, and we expect to continue to purchase these components and raw materials from these sole suppliers. Although there are other sources in the marketplace for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the FDA, other regulatory authorities, and notified bodies regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption or reduction in any manufacturing capabilities or processes that affects the ability to manufacture or distribute our products in a timely or cost-effective manner could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Risks Related to Regulation and Legal Proceedings

We rely on the proper function, security, and availability of our information technology systems and data, as well as those of third parties throughout our global supply chain, to operate our business.

We are highly dependent on information technology networks and systems to operate our business and securely process, transmit and store any Personal Data, PHI and other sensitive and confidential data in connection with it, which includes our own proprietary applications and tools (e.g., PrefConnect and FitRight Connect) and a wide variety of third-party technologies. Our information technology networks and systems may also require integration with customers’ and other third parties’ systems and networks. We must regularly update and improve our IT systems and infrastructure and undertake investments in new IT systems and infrastructure. We cannot guarantee that our data security controls are sufficient or that the IT systems and infrastructure on which we depend, including those of third parties, will continue to meet our current and future business needs or adequately safeguard our operations. Security interruptions to or breaches, unauthorized access, acquisition, use, disclosure, theft, modification, or destruction of our information technology systems (or those of third parties working on our behalf, or data or Personal Data and PHI held therein), including physical or electronic break-ins, computer viruses, malware, ransomware, phishing, spoofing and other attacks by hackers, and similar breaches, or employee or contractor error, negligence, or malfeasance, have in the past, and may in the future, create system disruptions or shutdowns, result in unauthorized access to, or disclosure, misuse, modification, or loss or destruction of, our or our customers’ (or their members’ and patients’) or employees’ data, or result in damage, disablement, or encryption of our data or our customers’ (or their members and patients’) or employees’ data. Such data may include sensitive data or information, including PHI or other Personal Data. Any such incident that compromises the information of our customers or employees or disrupts our business operations could result in widespread negative publicity, damage to our reputation, a loss of customers, disruption of our business, operational delays, and legal liabilities. We utilize third-party service providers for important aspects of the collection, creation, receipt, maintenance, transmission, use, storage, retention, security, transfer, return, destruction, disclosure, and other operations (separately and collectively, “Processing” or “Process”) of employee and customer (and their members’ and patients’) Personal Data, PHI, and other confidential and sensitive information, and therefore rely on the security procedures of such third-party service providers with respect to such data, and they face the same risks as those set forth above.

We take certain administrative, physical, and technological safeguards to address data security risks, such as by requiring contractors and other third-party service providers who handle PHI, other Personal Data, and other confidential and sensitive information on our behalf to enter into agreements that obligate them to use reasonable efforts to safeguard such PHI, other Personal Data, and other confidential and sensitive information, and to comply with applicable laws regarding their Processing of such PHI and other Personal Data.

Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other Personal Data, or other confidential and sensitive information we, our contractors, or third-party service providers Process, may not adequately protect us from security risks. We have and may in the future be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches, regardless of whether such breaches are of our systems or networks, or the systems or networks of our customers, contractors, or third-party service providers. Any failure to so modify, upgrade, or replace such systems and networks, any disruptions that occur during the process of such modification, upgrade, or replacement and/or any breakdown, interruption, or corruption of our information technology systems and infrastructure could create system disruptions, shutdowns, delays in generating or the corruption or loss of data and information, or other disruptions that could result in negative financial, operational, business, or reputational consequences for us. Despite our implementation of data privacy and security measures, cyberattacks are becoming harder to detect and more frequent in recent years, in part because of the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists, activists, malicious state actors, and other internal and external parties. Further, these attacks are becoming increasingly sophisticated through the use of certain AI, automated decision-making and machine learning technology (collectively, “Machine Learning Technology”) and are often well-funded, including in some cases by state sponsors. As a result, we, our customers or our third-party service providers have and may in the future be unable to anticipate the techniques used to attack our or their systems or networks, or to implement adequate protective measures.

Security breaches, interruptions of systems, or other security incidents that we, our customers or our third-party service providers experience have and could in the future harm our reputation, compel us to comply with breach notification and other laws in all 50 U.S. states, and under applicable provisions of HIPAA, the GDPR and other laws and regulations, expose us to legal and regulatory fines, penalties, and other liabilities, contract and indemnity obligations, and cause us to incur significant costs for investigations and remediation, notification to affected individuals, measures intended to repair or replace systems or technology and prevent future occurrences and potential increases in insurance premiums. If we are unable to prevent or mitigate security breaches, interruptions of systems, or other privacy or security incidents in the future, or to implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, and we may suffer a loss of customers, reputation, and individual and investor confidence. Affected users (including customers or third parties) or government authorities could initiate legal or regulatory actions against us in connection with any privacy or security breaches or improper disclosures or Processing of data, which could cause us to incur significant expense and liability or result in orders or consent decrees, forcing us to modify our business practices.

Furthermore, if any of our critical suppliers or service providers is the target of a cybersecurity or ransomware attack or experiences any other kind of adverse event impacting relevant information technology systems, we could experience a significant disruption in our supply chain, unauthorized access or use of our information, shortages, disruptions to our financial reporting or other critical business functions, or other adverse consequences impacting our business operations. Notwithstanding the diligence that we perform on our service providers, we may not be in a position to verify the risks or reliability of their information technology systems or privacy and data security practices and protocols. Any such disruption or incident impacting our suppliers or service providers could have a material adverse effect on our business and may result in our incurring significant remediation costs.

While we maintain insurance covering certain business interruptions, cybersecurity-related damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability, or all types of liability, or cover any indemnification claims against us relating to any security incident or, breach, disruption in information technology services. In any event, insurance coverage would not address the reputational damage that could result from a security incident. Moreover, we cannot be certain that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition, and results of operations.

We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our business, results of operations, and financial condition both inside and outside the United States.

Our products and technologies, as well as our business activities and government contracts, are subject to a complex set of regulations and rigorous enforcement, including by the FDA, the DOJ, HHS Office of the Inspector General, the EPA, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these authorities requires us, and our third-party manufacturers, to comply with laws and regulations governing the development, testing, manufacturing, registration, labeling, promotion, and distribution of our products. In particular, our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (“FDCA”), and by comparable agencies and regulatory bodies in foreign countries and other jurisdictions. Under the FDCA, medical devices must receive FDA clearance or approval, or be exempt from requirements for such clearance or approval before they can be commercially marketed in the U.S. In the EU, we are required to comply with the “EU MDR” effective May 2021, which superseded the Medical Device Directives. We cannot guarantee that we will be able to obtain or maintain the required marketing clearances, approvals, authorizations, or certifications to market our new products or for enhancements or modifications to existing products. Obtaining the necessary clearances, approvals, authorizations, or certifications may take a significant amount of time; require the expenditure of substantial resources; and limit the proposed uses of our products. The failure to obtain or maintain clearances, authorizations, and certifications could have a material adverse effect on our business, results of operations, and financial condition. Future laws and regulations may also have a material adverse effect on our business, results of operations, and financial condition. Additionally, significant changes to operations at, funding of, or restructuring of such governmental authorities, including but not limited to a government shutdown, decreases in staff who are able to review product submissions, reductions or other changes in funding provided to such governmental authorities, and changes in policy and enforcement priorities, may adversely affect our business.

Both before and after a product is commercially marketed, we have responsibilities under the FDCA, the EU MDR and other applicable U.S. and non-U.S. regulations, including with respect to clinical studies, quality systems, manufacturing, imports, and labeling and promotional practices. We may conduct and participate in clinical studies to obtain marketing clearance, approval, authorization, or certification for new products and new indications for, or modifications to, existing products. Unfavorable clinical data from existing or future clinical studies or unfavorable performance evaluations, assessments, and testing may adversely impact our ability to obtain product clearances, approvals, authorizations, and certifications, our position in, and share of, the markets in which we participate, and our business, results of operations, financial condition and cash flows. Our facilities and procedures and those of our suppliers are also subject to periodic inspections by the FDA and other governmental and regulatory authorities and to audits by notified bodies to determine compliance with applicable regulations, including quality system regulations for the design, manufacture, packaging, and servicing of med-surg products. In the United States, the results of these inspections can include, and have in the past included and presently include, notices of inspectional observations (FDA Form 483s), warning letters, or other forms of enforcement.

Our products may also be subject to Import Alerts that restrict the importation of certain of our products or products manufactured by our suppliers into the United States. For example, in January 2024, the FDA issued Import Alerts restricting the importation of plastic syringes manufactured in China by specific suppliers, which impacted our ability to source Medline Brand syringes. In addition, the FDA has taken the position that medical product manufacturers are prohibited from promoting their products other than for the FDA-approved or FDA-cleared indications for use set forth in the product labeling, otherwise known as “off-label use.” A failure to comply with laws, regulations, or guidelines on labeling and promotion could subject us to enforcement actions, significant civil or criminal legal exposure, administrative obligations and costs, untitled letters, warning letters, and other potential penalties from, or agreements with, the federal government and other governmental and regulatory authorities.

If the FDA or other federal, state, local, or foreign governmental or regulatory authorities were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, the FDA or these other authorities could determine such products are adulterated or misbranded, detain or seize such products, order a recall, repair, replacement, or refund of such products, refuse to grant pending applications for clearance, approval, authorization, or certification, decline to provide certificates required by non-U.S. governments for exports, require corrective actions, seek an injunction, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban such products. The FDA and other governmental or regulatory authorities may also take other actions, including assessing civil or criminal penalties against us, our officers, or our employees and imposing operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the DOJ. In the EU, penalties for regulatory non-compliance could also be severe, including fines, revocation or suspension of a company’s products or quality management system certificates, and criminal sanctions. Any adverse regulatory or other action, including any adverse press releases or other communications from regulators, depending on its magnitude, may require termination of distribution, impose operating restrictions, result in shutdowns or delays in the introduction of products into the market, restrict us from effectively marketing, shipping, and selling our products, and limit our ability to obtain future clearances, approvals, authorizations or certifications, licenses, registrations, or other permits, and could result in a substantial modification to our business practices and operations. Such actions could result in restrictions on our ability to carry on or expand our operations and higher than anticipated costs or lower than anticipated sales. In addition, our inability to address noncompliance issues raised by the FDA and other governmental or regulatory authorities or notified bodies in an effective and timely manner may also cause negative publicity and a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products or continuing to market products in our current portfolio.

Furthermore, we occasionally receive subpoenas or other requests for information from state and federal governmental authorities, which primarily relate to financial arrangements with healthcare professionals, regulatory compliance, and product promotional practices. These investigations may require us to expend extensive resources or time to respond. Any adverse outcome in one or more of these investigations could result in civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs, debarment, and/or entry into corporate integrity agreements with governmental authorities. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences could have a material adverse effect on our business, results of operations, and financial condition.

Finally, we also have contracts with government entities, which are subject to risks such as lack of funding, a government’s refusal to make payments, and complex legal compliance requirements. For example, government contract purchase obligations are typically subject to the availability of government funding, which may be eliminated, and governments may also refuse to meet purchase obligations. Our government contracts might not be renewed or might be terminated for convenience by the government with little or no prior notice, which could have a material adverse effect on our business, results of operations, and financial condition. Our government contracts are also subject to various government procurement laws and regulations, required contract provisions, and other requirements relating to contract formation, administration and performance. Failure to comply with applicable laws and regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work. Additionally, we have experienced requests under certain customer contracts, including certain government contracts, to require a designated amount of the contract to be fulfilled by underrepresented suppliers for goods and services, including minority-owned, women-owned, veteran-owned, or other diversity suppliers (“Diversity Suppliers”). As a result, we may be required to set aside a portion of spend under our contracts for Diversity Suppliers, which may decrease our net sales under such arrangements. Any required adjustments to our efforts, such as modifications in regard to Diversity Suppliers, could increase operational complexity and legal risk. The U.S. federal government may issue updated guidance, reassess existing supervisory frameworks, or pursue enforcement actions via the FCA or other mechanisms or targeted executive enforcement actions based on perceived violations of revised standards. At the same time, some states continue to require affirmative action policies or corporate diversity reporting, adding further complexity. We have also experienced requests under certain commercial and government contracts for conditions related to sustainability or similar requirements, such as information on ethical sourcing or access to our suppliers for social audits, the implementation of environmentally preferable purchasing programs, or product-end-of-life and product circularity. These requirements may lead to increased compliance costs and impact our ability to renew such contracts.

We are subject to extensive environmental, health, and safety requirements, and our operations involve hazardous and other environmentally sensitive substances.

We are subject to extensive federal, state, provincial, local, and international environmental, health, and safety requirements concerning, among other things, the health and safety of our employees, the generation, disposal, storage, registration, labeling, reporting, use, and transportation of hazardous and other environmentally sensitive substances (including PFAS), consumer products, emissions or discharges of substances into the environment, investigation and remediation of contamination at various sites, and chemical constituents (including PFAS) in products. Our suppliers are also subject to such requirements, and any failure by, or inability of, our suppliers to comply with such requirements could result in shortages of products or capacity that could impact our operations.
New environmental, health, and safety laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could result in increased costs and other burdens. For example, we and other medical product manufacturers use EtO to sterilize certain medical products we manufacture or distribute. EtO has been the subject of increasing public and regulatory scrutiny because of changes in the assessment of health risks related to EtO emissions. We have made substantial capital expenditures to upgrade emissions controls at certain of our facilities where we expect to continue using EtO. If regulatory measures become more stringent or widespread, we could experience increased costs to comply with more stringent emissions standards, and we and other industry participants may be unable to effectively sterilize medical products, possibly resulting in supply shortages or an industry-wide reduction in surgical or medical procedures, which would negatively impact demand for our products. Likewise, the presence of PFAS in products is also an emerging area of focus by regulators and the public, and we have implemented procedures to comply with evolving regulatory requirements.

In addition, certain environmental laws assess liability on current or previous owners or operators of real property or those who have arranged for the disposal or treatment of hazardous and other environmentally sensitive substances for the costs of investigation, removal, or remediation of those substances at their properties or at other locations where those substances have been sent for treatment or disposal. This liability may be imposed regardless of fault, and in many situations may be joint and several, meaning that a liable entity may be held responsible for more than its share of the liability, potentially up to the entire liability, if other responsible entities cannot be found or are unable to respond. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances and other environmentally sensitive materials. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup and the interpretation of applicable requirements.

Our cost of complying with current or future environmental, health and safety requirements, and obligations to investigate and/or remediate environmental conditions currently known or as may be identified or arise in the future and/or to address claims resulting from such conditions, may require material expenditures by us, exceed our estimates, or have a material adverse effect on our business, results of operations, and financial condition.

The failure to comply with anti-corruption laws or trade restrictions, including economic sanctions, could materially adversely affect our business, results of operations, and financial condition and result in civil and/or criminal penalties.

We are subject to applicable anti-corruption, anti-bribery, and similar laws, such as the FCPA, the U.S. domestic bribery statute in 18 U.S.C. § 201, and similar laws in other jurisdictions in which we operate. Anti-corruption laws generally prohibit companies and intermediaries from corruptly promising, authorizing, making, offering, or providing anything of value to a foreign government official or, in certain instances, commercial counterparties, for the purpose of obtaining or retaining business. These laws may also require companies to implement adequate internal controls, procedures, and certain books and records standards and controls. Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, distributors, channel partners, or other third parties acting on our behalf. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the United States involve governmental entities, which increases risks under the FCPA and other anti-corruption laws. We also participate in public-private partnerships and other commercial and policy arrangements with governments around the globe, which could be subject to these laws and similarly increase risks under the FCPA and other anti-corruption laws. Global enforcement of anti-corruption laws has increased in recent years, including investigations and enforcement proceedings leading to assessment of significant fines, penalties, and other sanctions against companies and individuals.

Further, we are subject to laws and regulations, including governmental export and import controls, that could subject us to liability. Our products are subject to export controls of the jurisdictions in which we operate, including the U.S. Department of Commerce’s Export Administration Regulations. In addition, various governmental authorities, including the United Nations, the EU, the United Kingdom and the United States (including the Office of Foreign Assets Control within the U.S. Department of the Treasury (“OFAC”)) administer and enforce economic sanctions laws and regulations prohibiting persons subject to their jurisdiction from dealing with countries or territories subject to comprehensive sanctions and with certain other designated individuals and entities (collectively, “Sanctions Targets”). Our international operations may expose us, directly or indirectly, to Sanctions Targets. Any future imposition of sanctions by the United States, the EU or any of its member states, the United Kingdom, or any other sanctions authority relevant to our business may reduce the flow of goods from certain of our suppliers or may prevent us, either legally or practically, from engaging in dealings with certain individuals, countries, or jurisdictions.

Our policies and procedures designed to promote compliance by us and our directors, officers, employees, representatives, consultants, sales agents, distributors, or other third parties with the FCPA, OFAC restrictions, and other applicable laws and regulations related to anti-corruption, economic sanctions, and export controls may not always be effective, and our employees, representatives, consultants, sales agents, or distributors may engage in conduct for which we could be held responsible. Any alleged or actual violations of these laws and regulations may subject us to government scrutiny, significant criminal or civil penalties, or other sanctions and other liabilities, including exclusion from government contracting, as well as related stockholder lawsuits, all of which could disrupt our business, and adversely affect our reputation, business, results of operations, and financial condition.

We are subject to complex and rapidly evolving data privacy, security, and data protection laws and regulations and the costs to comply with such laws and regulations or any ineffective compliance efforts with such laws and regulations may adversely impact our business.

Our business includes the Processing of Personal Data of consumers; Medline applicants, employees, and other workforce members; our customers’ patients, plan members, and employees; our vendors’ employees; and other third parties, as well as PHI, where we meet the definition of a Business Associate (as such term is defined under HIPAA) for certain parts of our business. We maintain PHI that we Processed about Medline’s own patients under certain of our historic offerings. We are directly or, through our customers, indirectly subject to numerous and evolving federal, state, and foreign laws and regulations relating to the Processing of Personal Data and PHI, such as HIPAA, the GDPR, CCPA, and similar data privacy legislation enacted or under consideration by various other U.S. states. Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations and levels of enforcement by various courts and regulators, including in connection with changes in governmental administrations. Compliance with all current and emerging privacy, security and data protection laws, regulations, and requirements, as well as laws that are adjacent (such as the proliferation of new laws and regulations addressing generative AI) to those domains is increasingly difficult.

In the United States, the FTC is increasingly active in regulating health-related privacy and security. The FTC has taken enforcement actions against companies for statements or promises made about the privacy or security of health information, through Section 5 of the FTCA, which prohibits unfair or deceptive acts or practices, as well as through the HBNR, which applies to certain “personal health record-related entities” or “third party service providers.” We may also be subject to scrutiny by federal and state regulators, partners, and consumers related to our collection, use, and disclosure of consumer Personal Data, including health information. Additionally, federal and state consumer protection laws continue to be applied by FTC and states’ Attorneys General to regulate the collection, use, storage, and disclosure of Personal Data.

In January 2025, the DOJ issued final regulations on bulk U.S. sensitive personal data and government-related data that prohibit or restrict U.S. persons from knowingly directing or engaging in defined classes of transactions that allow persons in “countries of concern” (China, including Hong Kong and Macau, Russia, Iran, North Korea, Cuba, and Venezuela) or those otherwise deemed a “covered person” access to bulk U.S. sensitive personal data and U.S. government-related data. Violations of the regulations can result in civil and criminal penalties. The regulations may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

At the state level in the United States, the CCPA added new privacy protections for California residents with respect to certain types of Personal Data, including by introducing new data privacy rights for California residents and establishing a regulatory agency dedicated to enforcing compliance. Various other U.S. states have enacted similar comprehensive consumer data privacy legislation, and several other U.S. states are considering expanding or passing privacy laws in the near term. Further, states such as Washington, Connecticut, and Nevada have recently enacted broadly applicable laws to protect the privacy of personal health information, which generally require regulated entities to obtain consent for the collection, use, or sharing of any “consumer health data,” which may include Personal Data that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health. The effects of such state privacy laws are potentially far-reaching and may require us to modify our data Processing practices and policies and incur substantial compliance-related costs and expenses, and it remains unclear how various provisions will be interpreted and enforced by the courts and regulators.

Similarly, many foreign laws and regulations, including in countries in which we currently operate, govern the Processing of Personal Data. For example, the GDPR imposes requirements for controllers and processors subject to the law with respect to Processing the Personal Data of EU and UK residents. Non-compliance with the GDPR can result in substantial fines and other penalties, required changes to our business practices and reputational harm, any of which could have an adverse effect on our business.

In the event of a privacy or security incident or claim that we, a service provider, a third party with which we do business, or a hacker or other third party with authorized or unauthorized access to our data has violated applicable privacy or security laws and regulations, we may be subject to regulatory or legal action. A data breach or any allegations of a failure to comply with such privacy or security laws by us or our service providers or other third parties working on our behalf could result in reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives, and regulatory and legal risk, including enforcement actions, regulatory investigations, fines and penalties, and in some cases, civil liabilities where individuals have been provided with a private right of action, all of which could materially and adversely affect the results of our operations, financial performance, and business, as well as have a negative impact on business reputation and performance. In addition, we could be required to modify our activities, processes, solutions and services as a result of any enforcement actions or remediation efforts, which could have an adverse effect on our business, results of operations or financial condition. If laws or regulations are changed or expanded, or if governing jurisdictions interpret or implement laws or regulations in new ways it could require changes in our business practices and adversely affect our business, financial condition and results of operations.

Our use or our third-party service providers’ or business partners’ use of AI, automated decision-making and machine learning technologies and the evolving regulatory framework in this area may subject us to risks or heightened costs that could adversely affect business, results of operation and financial condition.

We use Machine Learning Technology in connection with our business activities to realize operating efficiencies. Notwithstanding our policies and related personnel training governing use of Machine Learning Technology, our personnel, affiliates, or other third parties working with us or on our behalf could utilize Machine Learning Technology in contravention of such policies, including in ways that could subject us to potential liabilities. We could be further exposed to the risks of Machine Learning Technology if third-party service providers or any other counterparties with whom we interact, whether or not known to us, also use Machine Learning Technology in their business activities. Machine Learning Technology and its current and potential future applications, as well as the legal and regulatory frameworks within which it operates, continue to rapidly evolve. As such, it is not possible to predict the full extent of the current or future risks related to Machine Learning Technology. Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain or result in a degree of bias, inaccuracy and error-potentially materially so-and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology and the reliability and accuracy of its output. To the extent that we rely on or use the output of Machine Learning Technology, any such inaccuracies, biases or errors could have adverse impacts on us, our business, our results of operations or financial condition. Additionally, the volume of and reliance on data and algorithms also make Machine Learning Technology, and in turn us, more susceptible to cybersecurity threats.

We could be exposed to risks to the extent third-party service providers or any counterparties use Machine Learning Technology in their business activities, notwithstanding any preventative policies aimed at restricting or governing the use of such technologies. We are not able to control the way third-party products are developed, trained or maintained or the way third-party services utilizing Machine Learning Technology are provided to us. Use of Machine Learning Technology could include the input of our confidential information (including confidential information and Personal Data) by third parties in contravention of non-disclosure agreements or by our personnel or other related parties in contravention of our policies and procedures and, in each case, could result in such confidential or personal information becoming part of a dataset that is generally accessible by Machine Learning Technology applications and users. The misuse or misappropriation of our data or information of our customers could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.

Moreover, some customers may impose their own restrictions on our use of Machine Learning Technology in our performance of services under a contract. While we generally resist any broad restrictions by customers related to our use of Machine Learning Technology, we may be subject to certain restrictions that could create redundancies in systems that omit Machine Learning Technology, which may be costly and inefficient.

In recent years, the use of Machine Learning Technology has come under increased regulatory scrutiny, especially in the case of generative AI and related developments, due to the potential harm to individuals where Personal Data or intellectual property is processed or where models are trained on vast data sets that include Personal Data or intellectual property. For example, various U.S. states are in the process of enacting (or have already enacted) new laws and regulations that are aimed at providing individuals with additional protections in connection with Machine Learning Technology. Moreover, the FDA has issued draft guidance documents and other publications setting forth the FDA’s current thinking with respect to the use and regulation of AI and Machine Learning Technology in the development medical device software and drug products, but has yet to finalize such guidance documents or otherwise propose rules and regulations that would more specifically address the use of AI technologies in medical device products. As a result, the regulatory guidance provided with respect to the use of AI technologies has been limited.

In addition to the U.S. regulatory framework, the EU has recently introduced a new regulation applicable to certain Machine Learning Technology and the data used to train, test and deploy them (the “EU AI Act”). The EU AI Act entered into force on August 1, 2024, with its obligations set to apply in phases from six to 36 months thereafter. The EU AI Act applies on an extraterritorial basis and will impose significant requirements on both the providers and deployers of Machine Learning Technology, with violations punishable by sanctions of up to 7% of annual worldwide revenue or EUR 35 million (whichever is higher) for the most serious breaches. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of Machine Learning Technology could adversely affect our business, results of operations and financial condition. New laws, regulations, executive orders, guidance and decisions in this area may limit our ability to use Machine Learning Technology or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs, and hinder our ability to develop and introduce new products or otherwise improve our services.

If tax laws change or we experience adverse outcomes resulting from examination of our tax returns or disagreements with taxing authorities, it could adversely affect our business, financial condition, and results of operations.

We are subject to tax in the United States and in certain foreign jurisdictions in which we operate. The United States and many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business, or require us to change the manner in which we operate our business. For example, in August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA, among other things, includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases, subject to certain exceptions. In addition, in July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA introduced significant changes to numerous areas of U.S. federal income tax law, including permanency of certain provisions in the 2017 Tax Cuts and Jobs Act, and changes to R&D expensing, bonus depreciation, and international tax provisions. Other developments include certain proposals by the Organization for Economic Co-operation and Development arising from its Base Erosion and Profit Shifting project and the implementation of the global minimum tax under the Pillar Two model rules. The application and interpretation of these laws in different jurisdictions affect our operations in complex ways and are subject to change, and some changes may be retroactively applied. Additional guidance with respect to any of these rules or other changes in tax law could materially affect our financial position, tax obligations, and effective tax rate.

In addition, we are subject to the examination of our income and other tax returns by the United States Internal Revenue Service (the “IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.

We may become subject to litigation brought by third parties claiming infringement, misappropriation, or other violation by us of their intellectual property rights.

Our commercial success depends in part on avoiding infringement, misappropriation, or other violations of the intellectual property of third parties. However, we cannot be certain that our products and technologies and the conduct of our business does not and will not infringe, misappropriate, or otherwise violate the intellectual property rights of others or be alleged to do same. Any claim that we, or consultants, customers or other third parties retained or indemnified by us, have violated the intellectual property of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business. Our liability insurance may not cover potential claims of this type adequately or at all. We also may have to seek third-party licenses to intellectual property, which may be unavailable, require payment of significant royalties, or be available only at commercially unreasonable, unfavorable, or otherwise unacceptable terms. In the event of a settlement or adverse judgment, our results of operations may materially decline if we are prohibited from using intellectual property that is material to the operation of our business. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims may be time consuming and expensive and may result in the diversion of time and attention of our management and employees. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, and financial condition.

The physical impacts of climate change, including increased frequency and severity of natural disasters, sea levels rising, and extreme temperatures, may pose physical risks to our facilities and/or operations, and/or disrupt our supply chain. For example, storm activity in Nuevo Laredo, Mexico in 2021 caused damage to our facilities and temporarily disrupted our operations in the region, and similar climate events could adversely affect our business, results of operations, and financial condition in the future. Our transition risks, which are risks associated with the transition towards a low-carbon economy, may include mass climate-related migration and shifting demand for our products and decreased availability or less favorable pricing for water and other critical raw materials or energy, which could impact our manufacturing and distribution operations and the competitiveness of our products. While shifting needs can create opportunities in new markets or for new products, failure to adapt to these changed circumstances can also pose potential business risks.

Our business could be affected by current and future local, state, federal, and international laws, regulations, treaties, agreements, and policies related to greenhouse gas emissions and climate change. Some existing laws and regulations to reduce greenhouse gas emissions include controls, carbon levies, cap and trade programs and/or other measures, and additional regulation of such emissions is likely. More stringent interpretation of existing laws or regulations, as well as future laws or regulations in response to concerns over climate change, could require us and/or our suppliers to take action to reduce emissions of greenhouse gases or incur costs to obtain allowances or credits for our emissions. As a result, the costs and restrictions associated with sourcing, manufacturing, and distributing our products could significantly increase, which may adversely affect our business, results of operations, and financial condition. Further, the impacts of climate change may influence customer preferences, including driving customers to seek products that are low carbon or have other sustainability characteristics, and failure to provide products that anticipate or adequately respond to these changes in preference could damage our reputation and result in loss of market share.

The increasing focus on ESG and sustainability matters or the failure or perceived failure to meet our ESG and sustainability goals may increase our costs, harm our reputation or adversely affect our business.

Companies are facing increasing scrutiny from investors, customers, patients, consumers, employees, proxy advisory firms, nongovernmental organizations, and other stakeholders related to environmental, social, and governance (“ESG”) matters, including governance practices and with respect to environmental and social sustainability–related efforts and belonging initiatives. We may experience pressure to make commitments relating to ESG matters that affect our business or industry, including strategic risk mitigation initiatives relating to sustainability. Expectations regarding the management of ESG initiatives continue to rapidly evolve. Moreover, in recent years “anti-ESG” and “anti–diversity, equity, and inclusion” sentiments have gained momentum across the United States, with several dozen states, the U.S. Congress, and the U.S. Executive Branch having proposed or enacted “anti-ESG” or “anti–diversity, equity, and inclusion” policies, legislation, executive orders or initiatives, or issued related legal opinions. Further, we may from time to time engage in various efforts, including setting policies and goals or making voluntary or required statements and disclosures. The policies, goals, statements, and disclosures reflect our current circumstances, plans, and aspirations at the time they are made. Our efforts to accomplish and accurately report on our efforts and goals are subject to a number of factors, many of which are outside of our control, including economic conditions, our ability to implement certain types of technology, the costs of implementing aspirational changes, our ability to offer our products and services at competitive market rates to meet customer and consumer expectations, unforeseen operational and implementation challenges, and collaboration with third parties. Our expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established, singular approach to identifying, measuring and reporting on many ESG matters. We may also be required to expend significant resources to meet our goals, which could increase our operational costs. We may also determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance, or sustainable investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy, or pressure from investors, activist groups, or other stakeholders. Additionally, our current ESG practices may not comply with future stakeholder expectations, reporting frameworks, regulatory requirements, or best practices. If we are not effective in addressing ESG matters important to our stakeholders, or setting, reporting and meeting relevant ESG goals in a timely manner, our reputation, attractiveness as an investment, business partner, or acquiror, access to and costs of capital, financial results, and stock price may suffer. If our sustainability practices do not meet evolving stakeholders’ expectations and standards, or if we are unable to satisfy all stakeholders, our reputation, ability to attract or retain employees, financial condition, results of operations, and cash flows could be negatively impacted. In addition, even if we are effective at addressing ESG and sustainability matters, we may experience increased costs to execute upon these goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

We are involved in legal proceedings and disputes, which could adversely impact our business, results of operations, and financial condition.

We are routinely party to a number of lawsuits, settlement discussions, mediations, arbitrations, demands, investigations, and other disputes, including those related to commercial matters and contracts, personal injury and product liability, state and federal labor and employment (including healthcare benefits and discrimination), healthcare regulation, intellectual property, import and export regulations, environmental matters (such as PFAS purportedly found in products and EtO emissions), tax, real property, privacy, and our trucking operations. These current and future matters require us to dedicate significant internal and external resources and costs to respond and comply, and may result in substantial monetary damages or penalties; harm our reputation; require us to pay additional wages, insurance expenses, and payroll-related taxes or sizeable statutory penalties; cause us to lose patent protection or tax benefits; require us to revise or restate our financial statements; divert our management’s time, attention, and resources; or otherwise adversely affect our sales and business. In addition, we may be required to redesign, re-label, restrict, or recall products; cease manufacturing and selling products; comply with a court injunction restricting or prohibiting further marketing and sale of products or services; or comply with a consent decree, which could result in further regulatory constraints, or we may be subject to the seizure of our product inventory or determine that certain products in our inventory should no longer be shipped as a result of regulatory requests or actions or safety or other issues. Even claims without merit could subject us to adverse publicity, harm our reputation, require us to incur significant legal fees, or cause us to modify our pay or other practices. Any of these events could have a material adverse effect on our business, results of operations, financial condition, cash flows, and profitability. In addition, even if we believe we have meritorious defenses, from time to time we may engage in settlement discussions and mediation. In considering settlements, we take into account various factors, including developments in pending legal proceedings and the related risks and uncertainties.

The reserves we establish for estimated losses with respect to these matters represent our estimate of the probable loss at the time the reserve is established, to the extent future losses are probable and reasonably estimable. This involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Additional reserves may be established or current reserves may be significantly increased from time to time. Until the final resolution of a matter, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. In addition, any settlements we enter may be confidential and could be significant and result in charges in excess of accruals. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows.

Our failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition, and cash flows.

The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. Our products are purchased principally by hospitals or healthcare professionals that typically seek reimbursement from various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid, TRICARE, and comparable non-U.S. programs), private insurance plans, and managed care plans for the healthcare services provided to their patients. As a result, our products are subject to laws and regulations enforced by governmental and regulatory authorities, including HHS, CMS, the DOJ, and state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services. These laws and regulations address fair competition, kickbacks, false claims, self-referrals, and healthcare fraud and abuse (e.g., the FCA, the AKS, the Civil Monetary Penalties Statute, HIPAA, and the Physician Payments Sunshine Act). See Part I, “Item 1—Business—Government Regulation—Healthcare Fraud and Abuse Laws and Regulations.” Many jurisdictions have similar laws that apply to reimbursement by state Medicaid or other funded programs and all payers, and require transparency in interactions with and payments, or other transfers of value, to healthcare professionals.

The relationships that we, and third parties that market and/or sell our products, have with healthcare facilities and professionals are subject to scrutiny under these and other federal, state, and foreign laws. For example, we are engaged in giving discounts within the meaning of the AKS, which prohibits knowingly and willfully offering, paying, soliciting, or receiving any remuneration to induce or reward, or in return for the referral of an individual for, or the purchasing, ordering, or recommending of items or services, for which payment may be made in whole or in part by Medicare, Medicaid, or other federally funded healthcare programs. Under the AKS, there are exceptions for, among other things, properly reported discounts which includes the payment of rebates, and payments of certain administrative fees to GPOs. AKS regulations contain enumerated safe harbors that implement and further refine the statutory exceptions for discounts and payments to GPOs. Engaging in a business practice for which there is an AKS safe harbor may be regarded as suspect if the practice fails to meet each of the prescribed criteria of the appropriate safe harbor, even if such arrangement is lawful. Such arrangements may be subject to greater scrutiny by enforcement agencies.

We maintain internal policies, procedures, training, and monitoring to help ensure our arrangements comply with applicable fraud and abuse laws and other laws and regulations relating to reimbursement of healthcare goods and services. However, governmental officials responsible for enforcing these laws or whistleblowers may assert that we are in violation of them. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement, or other government programs, including Medicare, Medicaid, and TRICARE, integrity oversight and reporting obligations, or reputational harm, any of which could adversely affect our financial results. In certain circumstances, insurance companies may also attempt to bring a private cause of action against us for causing the submission of false claims. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time, and resources.

We are also subject to risks relating to changes in government and private healthcare reimbursement programs and policies, and changes in legal and regulatory requirements in the United States and around the world. Implementation of further legislative or administrative reforms to these reimbursement systems, adverse judicial decisions related to these reimbursement systems, or adverse decisions relating to coverage of or reimbursement for our products by administrators of these systems could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.

Additionally, we also directly submitted claims to governmental healthcare programs as a Medicare-enrolled DMEPOS supplier. As a result, we have been and from time to time are subject to audits by government healthcare programs and third-party payers related to such claims, which may require refunds of overpayments and may result in penalties, litigation, or enforcement actions. Although we divested the assets associated with this DMEPOS supplier business unit in October 2023, we may nonetheless be subject to past and future product liability claims, enforcement actions, regulatory investigations, fines and penalties, regardless of their ultimate outcome, any of which could harm our reputation and have a material adverse effect on our business, results of operations, and financial condition.

Our insurance program may not cover claims brought against us, deny coverage of claims, or be inadequate to cover future losses.

We maintain third-party insurance to cover our exposure to certain property and casualty losses and are self-insured for certain retentions, claims, and expenses related to other property and casualty losses, including product liability, environmental, and cybersecurity and data privacy losses. Settlement or judgements of claims brought against us may not be covered by insurance or, if covered, our claim may be denied or subject to insurance coverage limits provided by third-party insurers that are insufficient to fully cover unanticipated losses. We are actively pursuing litigation with our excess insurance carriers related to their obligations to reimburse such payments, but we may not be able to obtain reimbursements sufficient to cover our settlement obligations. For example, in connection with the settlement of tort lawsuits related to emissions of EtO from our facility in Waukegan, Illinois, our excess insurance carriers have denied coverage with respect to our settlement payments. As a result of various litigation matters, we recognized $33 million of net litigation gains for the year ended December 31, 2025. See Risk Factors “—We are involved in legal proceedings and disputes, which could adversely impact our business, results of operations, and financial condition” and Note 13—Commitments and Contingencies to our audited consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

Litigation brought against us, regardless of its merits, could be costly to defend and could result in increases of our insurance premiums and exhaust any insurance coverage that we may have. The financial impact of such litigation is difficult to assess or quantify but could adversely affect our business, results of operations, and financial condition. Even where the claim should be covered by insurance, we have significant self-insured retention amounts, which we would have to pay in full before obtaining any insurance proceeds. Product liability insurance for these types of claims is becoming more limited and may not be available to us at amounts that we historically have obtained or that we would like to obtain.

Any failure to obtain, maintain, protect and enforce our intellectual property rights, or the failure of the strength or scope of our intellectual property rights, could harm our business, financial condition, and results of operations.

We rely on a combination of patents, trademarks for our material brands (e.g., Medline, Curad, Microtek, Hudson, and Proxima), copyrights, trade secrets, and other intellectual property rights in the United States and other countries, as well as agreements (such as employee, customer, non-disclosure, and non-competition agreements) to protect our intellectual property and proprietary rights. We may, over time, increase our investment in formal registrations for additional intellectual property, including through additional patent and trademark and registrations. Effective intellectual property protection is expensive to develop and maintain, both in terms of initial registration and ongoing renewal and maintenance requirements and the costs of defending and asserting our rights.

Others may infringe our trademarks or other intellectual property, independently develop similar manufacturing processes and technology, duplicate any of our manufacturing processes, technology or services, or design around our intellectual property to avoid any infringement. The measures we take to obtain, maintain, protect, and enforce our intellectual property, including litigation, could cause us to expend significant cost and time, may distract management and may not be sufficient to detect, prevent, or enforce infringement, misappropriation, or other violation. Effective intellectual property protection may not be available in every country in which we offer our products and services now or in the future or may not protect them to the same extent as the laws of the United States. Any changes in, or unexpected court interpretations of, intellectual property laws may compromise our ability to enforce our patent, trademark, trade secret, and other intellectual property rights. Further, our intellectual property rights may be challenged, or our efforts to enforce them may be met with defenses, counterclaims and countersuits attacking their validity and enforceability that, if successful, could weaken, invalidate, or render them unenforceable.

If we are unable to protect our intellectual property, particularly our patents, brands, and know-how, our intellectual property may be impaired, we may lose a portion of our intellectual property and our image, brand, competitive position, and business could be harmed. Moreover, our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities. All of these could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Financial and Economic Market Conditions

Foreign currency exchange rate fluctuations could have a significant impact on our results of operations.

We operate in various international markets, including Canada, Mexico, Europe, and the Asia Pacific region, with more significant manufacturing operations in Mexico. For the year ended December 31, 2025, 6.7% of our total net sales and 8.0% of our total expenses related to operations were in currencies other than U.S. dollars, with the majority of our international spend exposed to the euro, Canadian dollar, and Mexican peso. The results of operations of, and certain of our intercompany balances associated with, our international service offerings are exposed to foreign currency exchange rate fluctuations. Upon translation into U.S. dollars, our results of operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to foreign currency exchange rate fluctuations has increased. We hold cash equivalents and marketable securities in foreign currencies including the pound and euros. If the U.S. dollar strengthens compared to these currencies, our cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa. Furthermore, we purchase certain of these commodities in currencies other than U.S. dollars and fluctuations in the exchange rate between those currencies and the U.S. dollar may increase our costs. We are also subject to risks due to fluctuations in foreign exchange rates on certain supplies and raw materials that we purchase when negotiating contract renewals. We do not currently have in place any foreign currency exchange rate hedges, and fluctuations in foreign currency exchange rates could have a significant impact on our results of operations.

Our profitability and cash flows may be adversely affected by inflationary pressures.

Inflation has had, and may continue to have, a material impact on the cost to source materials or produce and distribute finished goods to customers. We may not be able to pass these elevated costs on to customers due to contractual or regulatory limits on pricing or customer pressure to reduce costs. To the extent we are able to take pricing actions, there may be a difference between the timing of when we take such actions and the impact of those actions on our results of operations. Additionally, the pricing actions we take may negatively impact our market share. Our failure to effectively assess, timely change and properly set pricing, make price adjustments, or impose surcharges may negatively impact our ability to achieve our pricing objectives. For example, in 2022, we experienced a significant increase in the cost of raw materials and components used to manufacture our products and in the cost of products manufactured by third parties. While certain of these cost increases were passed on to customers, we were required to absorb a large portion of the cost increases due to the existing pricing arrangements. In the event the increase in our costs outpaces the compensating rate increases we may receive, or if we are unable to pass on all or part of our cost increases to our customers through price adjustments and/or surcharges, our profitability and cash flows may be adversely affected.

Uncertain global and domestic macro-economic and political conditions could materially adversely affect our business, results of operations, and financial condition.

Uncertain global and domestic macro-economic and political conditions that affect the economy and the economic outlook of the United States, Europe, Asia and other parts of the world where we do business or source raw materials could materially adversely affect our business, results of operations, and financial condition. These uncertainties include, among other things:

•changes to laws and policies governing foreign trade (including, without limitation, the United States-Mexico-Canada Agreement, the EU-UK Trade and Cooperation Agreement of December 2020, and other international trade agreements);
•greater restrictions on imports and exports;
•tariffs, sanctions, or other protectionist measures;
•changes to, including further deterioration of, the relationship between the United States and China;
•sovereign debt levels;
•consumer confidence;
•unemployment levels (and a corresponding increase in the uninsured and underinsured population);
•changes in employment laws and regulations;
•interest rate fluctuations and strengthening of the dollar, which have and will continue to impact our results of operations;
•availability of capital;
•increases in fuel and energy costs;
•the effect of inflation on our ability to procure products and our ability to increase prices over time and pass through to our customers price increases we may receive;
•changes in tax rates and the availability of certain tax deductions;
•increases in labor costs or healthcare costs;
•the threat or outbreak of war, terrorism, or public unrest (including, without limitation, the ongoing conflicts in Ukraine and the Middle East); and
•changes in laws and policies governing manufacturing, development and investment in territories and countries where we do business.

The U.S. government has implemented or announced significant new tariffs on products manufactured in a wide range of countries outside the United States, including China, Mexico, and countries in Southeast Asia. These actions have prompted a cycle of retaliatory tariffs and potential retaliatory tariffs by a number of these countries and the United States. While certain of these announced tariffs have been delayed, a number of new tariffs remain in effect, and the U.S. government may in the future impose, reimpose, increase, or pause tariffs, and countries subject to such tariffs have imposed, and in the future may impose, reciprocal tariffs or other protectionist or retaliatory trade measures in response. The imposition of tariffs and other trade restrictions, as well as the escalation of trade disputes and any resulting downturns in the global economy, has and could continue to materially and adversely affect our business, financial condition, and results of operations. The extent and duration of the tariffs and other trade restrictions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations involving the United States and other countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Furthermore, actions we take to adapt to new tariffs or other trade restrictions may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our products, which could impact our sales and profitability; or cause us to forgo business opportunities.

Global geopolitical conflicts, including the ongoing conflicts in Ukraine and the Middle East, could lead to significant economic downturns and market and other disruptions, including volatility in the capital markets, economic instability, increases in inflation, increased fuel prices, supply chain constraints and disruptions, political and social instability, and economic sanctions, all of which may adversely impact us and the healthcare industry as a whole, particularly if the conflicts occur in areas in which we have a significant concentration of suppliers or customers.

Additionally, changes in government, government debt, and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall healthcare spending, and/or higher income or corporate taxes, which could depress spending overall. Recessionary or inflationary conditions and depressed levels of consumer and commercial spending may also cause customers to reduce, modify, delay, or cancel plans to purchase our products and may cause suppliers to reduce their output or change their terms of sale. Additionally, if customers’ cash flow or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to, or may delay, payment to us. Likewise, for similar reasons suppliers may restrict credit or impose different payment terms.

Our manufacturing business is exposed to price fluctuations of key commodities, which may negatively impact our results of operations and cash flows.

Our manufacturing business relies on product inputs, such as oil-based resins, pulp, cotton, nitrile, and vinyl, as well as other commodities, in the manufacture of its products. Prices of these commodities are volatile and have fluctuated in recent years, which may contribute to fluctuations in our results of operations. We do not currently engage in any hedging activities with respect to commodities. Prices of oil and gas also affect our distribution and transportation costs. Furthermore, due to competitive dynamics and contractual limitations, we may be unable to pass along commodity-driven cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, we could experience lower margins and profitability, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition, our ability to operate our business or react to changes in the economy or our industry, prevent us from fulfilling our obligations under our debts, and divert our cash flow from operations for debt payments.

We have a substantial amount of debt and are permitted to incur a substantial amount of additional indebtedness, including secured debt, to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. See Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.” Our existing debt could have important consequences, the risks of which may increase if we incur any additional debt, including:

•making it difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, or other general corporate purposes;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, and other purposes;
•increasing our vulnerability to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•restricting our ability to capitalize on business opportunities and react to competitive pressures compared to our competitors who are not as highly leveraged, including due to the restrictive covenants in the Credit Agreement (as defined herein) that governs the Senior Secured Credit Facilities (as defined herein) and the indentures that govern the Senior Notes (as defined herein);
•limiting our ability to borrow additional funds or to refinance debt on favorable terms or at all; and
•causing potential or existing customers or vendors to not contract with us due to concerns over our ability to meet our financial obligations.

We are a holding company, and our consolidated assets are owned by, and our business is conducted through, our subsidiaries. Revenue from these subsidiaries is our primary source of funds for debt payments and operating expenses. If our subsidiaries are restricted from making distributions to us, our ability to meet our debt service obligations or otherwise fund our operations may be impaired. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. As a result, although a subsidiary of ours may have cash, we may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.

Our ability to make scheduled payments on and refinance our indebtedness is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business, and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. Our business may not generate sufficient cash flow from operations or future borrowings may not be available to us in an amount sufficient to enable us to service our debt, to refinance our debt, or to fund our other liquidity needs. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under our Credit Agreement (as defined herein) terminating their commitments thereunder and ceasing to make further loans or the lenders under our Senior Secured Credit Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our results of operations and financial condition.

All of the debt under our Senior Secured Credit Facilities bears interest at variable rates. In recent years, we have experienced higher interest expense on our credit facilities due to interest rate increases, and if interest rates were to increase, our debt service obligations on our credit facilities would further increase, even though the amount borrowed remained the same, especially if our hedging strategies do not effectively mitigate the effects of these increases, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Furthermore, we amended the credit agreement governing our Senior Secured Credit Facilities in order to transition our dollar-denominated Senior Secured Credit Facilities to the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement for the London Interbank Offered Rate (“LIBOR”). The composition and characteristics of SOFR are not the same as those of LIBOR. As a result, SOFR or any alternative reference rate may not perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility, or global or regional economic, financial, political, regulatory, judicial, or other events. Although SOFR plus a spread adjustment appears to be the preferred replacement rate for U.S. dollar LIBOR, and its use continues to steadily grow, at this time it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, or other reforms to LIBOR that may be enacted in the United States, United Kingdom, or elsewhere. With limited operating history, it remains unknown whether SOFR will continue to evolve and what the effects of its implementation may be on the markets for financial instruments. Disruption in the financial market could have a material adverse effect on our business, financial condition, and results of operations.

The credit agreement that governs the Senior Secured Credit Facilities and the indentures that govern the Senior Notes will each impose significant operating and financial restrictions on our subsidiaries, which may prevent us from capitalizing on business opportunities.

The credit agreement that governs the Senior Secured Credit Facilities and the indentures that govern the Senior Notes each impose significant operating and financial restrictions on our subsidiaries. These restrictions will limit the ability of our subsidiaries to, among other things:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the issuer/borrower or the guarantors of the relevant debt;
•designate restricted subsidiaries as unrestricted subsidiaries;

•prepay, redeem or repurchase certain indebtedness that is subordinated in right of payment to the notes; and
•transfer or sell assets.

In addition, if borrowings under our Revolving Credit Facility exceed certain thresholds, our subsidiaries are also subject to a first lien net leverage ratio financial covenant in the credit agreement that governs the Senior Secured Credit Facilities. See Part II, “Item 7—Management’s Discussion And Analysis of Financial Condition and Results of Operation—Indebtedness.”
As a result of these restrictions, we will be limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our existing indebtedness and any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations, and financial condition could be adversely affected.

Risks Related to Our Organizational Structure

Medline Inc. is a holding company and its only material assets are its equity interests held directly or indirectly through wholly owned subsidiaries in Medline Holdings, and it is accordingly dependent upon distributions from Medline Holdings to pay taxes, make payments under the tax receivable agreement, and pay any dividends.

Medline Inc. is a holding company with no material assets other than its ownership of Common Units held directly or indirectly through wholly owned subsidiaries. Medline Inc. has no independent means of generating revenue and intends to cause Medline Holdings to make distributions to its holders of Units, including Medline Inc. and the Continuing Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement, and dividends, if any, declared by it. Deterioration in the financial condition, earnings, or cash flow of Medline Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Medline Inc. needs funds, and Medline Holdings is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect Medline Inc.’s liquidity and financial condition. There can be no assurance that Medline Holdings will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. Medline Holdings is currently subject to debt instruments or other agreements that restrict its ability to make distributions to us, which may in turn affect Medline Holdings’ ability to pay distributions to us and thereby adversely affect our cash flows.
Medline Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Units (including Medline Inc.). Accordingly, Medline Inc. is required to pay income taxes on its allocable share of any net taxable income of Medline Holdings. Liability may be imputed for adjustments to a partnership’s tax return to the partnership itself in certain circumstances, absent an election to the contrary. Medline Holdings may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. In addition, the income taxes on Medline Inc.’s allocable share of Medline Holdings’ net taxable income will increase over time as the Continuing Unitholders exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock. Such increase in Medline Inc.’s tax expenses may have a material adverse effect on our business, results of operations, and financial condition.

Under the terms of the amended and restated limited partnership agreement, Medline Holdings is obligated to make tax distributions to holders of Units (including Medline Inc.) at certain assumed tax rates. These tax distributions in certain periods are likely to exceed Medline Inc.’s tax liabilities and obligations to make payments under the tax receivable agreement. To the extent that we do not distribute such excess cash as dividends on our Class A common stock or otherwise undertake ameliorative actions between Units and shares of Class A common stock and instead, for example, hold such cash balances, our Continuing Unitholders (other than Medline Inc.) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a sale or exchange of their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock, notwithstanding that such Continuing Unitholders may previously have participated as holders of Units in distributions by Medline Holdings that resulted in such excess cash balances at Medline Inc.

Our Board of Directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of Class A common stock; acquiring additional Common Units at a per unit price determined by reference to the market value of the Class A common stock; paying dividends, which may include special dividends, on its Class A common stock; or any combination of the foregoing. Although we expect that our Board of Directors will take commercially reasonable measures to mitigate such excess cash benefit to the Continuing Unitholders, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders or take any such ameliorative actions.

Payments of dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. The credit agreement that governs our Senior Secured Credit Facilities and the indentures governing the Senior Notes include, and any financing arrangement that we enter into in the future may include, restrictive covenants that limit our ability to pay dividends. In addition, Medline Holdings is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Medline Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Medline Holdings are generally subject to similar legal limitations on their ability to make distributions to Medline Holdings.

Our tax receivable agreement confers benefits upon certain of our pre-IPO owners.

Our tax receivable agreement confers benefits upon certain of our pre-IPO owners. Medline Inc. has entered into a tax receivable agreement with certain of its pre-IPO owners that provides for the payment by Medline Inc. to such pre-IPO owners of 90% of certain tax benefits, if any, that Medline Inc. realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) Medline Inc.’s allocable share of existing tax basis in Medline Holdings’ assets acquired in the IPO, (ii) increases in Medline Inc.’s allocable share of existing tax basis and tax basis adjustments to the tangible and intangible assets of Medline Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO, (iii) Medline Inc.’s utilization of certain tax attributes (including any existing tax basis) of certain entities that are taxable as corporations for U.S. federal income tax purposes through which the pre-IPO owners held their interest in Medline Holdings prior to the IPO (the “Blocker Companies”), which Medline Inc. acquired in connection with the reorganization transactions (the “Reorganization”), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The existing tax basis, increases in existing tax basis, and the tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions available to Medline Inc. and, therefore, may reduce the amount of tax that Medline Inc. would otherwise be required to pay in the future. It is possible that the IRS may challenge all or part of the validity of such tax basis or other tax attributes covered by the tax receivable agreement, and a court could sustain such a challenge. Actual tax benefits realized by Medline Inc. may differ from tax benefits calculated under the tax receivable agreement as a result of the use of certain assumptions in the tax receivable agreement, including the use of an assumed blended state and local income tax rate of 6% (as adjusted to take into account the U.S. federal tax benefit of such taxes) to calculate tax benefits.

The payment obligation under the tax receivable agreement is an obligation of Medline Inc. and not of Medline Holdings. Payments under the tax receivable agreement are generally due annually five business days following finalization of a schedule showing the relevant tax benefit calculations that is required to be delivered by Medline Inc. within 120 calendar days following the due date (including extensions) of its U.S. corporation income tax return, and interest on such payments will accrue from the due date (without extensions) of such tax return. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the pre-IPO owners. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, we expect the payments that Medline Inc. may make under the tax receivable agreement will be substantial. As of December 31, 2025, we had recorded a deferred tax asset of $552 million and recorded a Tax Receivable Agreements liability of $3,542 million. Assuming: (i) a price of $42.00 per share of our Class A common stock, which was the closing price on December 31, 2025; (ii) a constant corporate tax rate of 25.7%; (iii) we had sufficient taxable income to fully utilize the tax benefits; and (iv) no material changes in tax law, if the Unitholders had exchanged all of the Common Units that they held on December 31, 2025, and assuming all Incentive Units had been converted to Common Units and subsequently exchanged for shares of Class A common stock at a price of $42.00 per share of Class A common stock as of such date, we would, as a result of such hypothetical exchange, have recorded an additional deferred tax asset of approximately $5,302 million and an additional tax receivable agreement liability of approximately $7,458 million, generally payable over a 15-year period. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related noncurrent liabilities that we will recognize as a result of any such future exchanges will differ based on, among other things: (i) the amount and timing of future exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units), and the extent to which such exchanges are taxable; (ii) the price per share of our Class A common stock at the time of the exchanges; (iii) the amount and timing of future income against which to offset the tax benefits; and (iv) the tax rates then in effect.

In certain cases, payments under the tax receivable agreement may significantly exceed the actual benefits Medline Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

In the event of certain changes of control, certain material breaches of the tax receivable agreement by Medline Inc., or an insolvency event, the calculation of certain future payments made under the tax receivable agreement will utilize certain valuation assumptions, including that (i) in the case of a change of control, any Common Units (including Common Units issued or that would have been issued upon conversion of vested Incentive Units) that have not been exchanged are deemed exchanged for the market value of the shares of our Class A common stock at the time of the change of control and (ii) Medline Inc. will have sufficient taxable income to fully utilize (A) the tax attributes covered by the tax receivable agreement and (B) any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the change of control or other relevant event. In addition, recipients of payments under the tax receivable agreement will not be required to reimburse us for any payments previously made under the tax receivable agreement if the tax attributes or Medline Inc.’s utilization of tax attributes underlying the relevant tax receivable agreement payment are successfully challenged by the IRS (although any such detriment would be taken into account as an offset against future payments due to the relevant recipient under the tax receivable agreement). Medline Inc.’s ability to achieve benefits from existing tax basis, tax basis adjustments, or other tax attributes, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control, payments under the tax receivable agreement could be in excess of 90% of Medline Inc.’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by Medline Inc. may be significantly less than the corresponding tax receivable agreement payments. It is also possible that payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. Furthermore, the distribution payments from Medline Holdings may be less than the required payments under the tax receivable agreement and/or Medline Holdings may not have available cash to make its pro rata share of distributions. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax benefits that Medline Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to Medline Inc. by Medline Holdings are not sufficient to permit Medline Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. We may need to seek to raise additional capital, incur indebtedness, or take other measures to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies, insufficient distributions from Medline Holdings, lack of liquidity in Medline Holdings, or otherwise, and these obligations could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.

The application of certain valuation assumptions under the tax receivable agreement in the case of certain changes of control or other events may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.

In the event of certain changes of control, certain material breaches of the tax receivable agreement by Medline Inc., or an insolvency event, the calculation of certain future payments made under the tax receivable agreement will utilize certain valuation assumptions, including that (i) in the case of a change of control, any Common Units (including Common Units issued or that would have been issued upon conversion of vested Incentive Units) that have not been exchanged are deemed exchanged for the market value of the shares of our Class A common stock at the time of the change of control and (ii) Medline Inc. will have sufficient taxable income to fully utilize (A) the tax attributes covered by the tax receivable agreement and (B) any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the change of control or other relevant event. Such payments may significantly exceed the actual benefits Medline Inc. realizes in respect of the tax attributes subject to the tax receivable agreement. We expect that the payments that we may make under the tax receivable agreement following a change of control will be substantial and may be in excess of 90% of Medline Inc.’s actual cash tax benefits. As a result, the assumptions adopted under the tax receivable agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.

Risks Related to Ownership of our Class A Common Stock

The Designating Stockholders hold a significant percentage of our stock, and their interests may conflict with ours or yours in the future.

As of the date of this Annual Report, the Designating Stockholders beneficially own or control approximately 67.0% of the combined voting power of our shares eligible to vote in the election of our directors. Moreover, we have agreed to nominate to our board individuals designated by the Designating Stockholders in accordance with the director nomination agreements we entered into in connection with the IPO. The Designating Stockholders retain the right to designate directors subject to the maintenance of certain ownership requirements in us. For so long as the Designating Stockholders continue to own a significant percentage of our stock, they will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the Designating Stockholders will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, for so long as the Designating Stockholders continue to own a significant percentage of our stock, the Designating Stockholders may be able to prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

In addition, as of the date of this Annual Report, the Common Unitholders (which include certain interests held by our Principal Stockholders) own 38.2% of the Common Units. Because they hold their ownership interest in our business directly in Medline Holdings, rather than through Medline Inc., the Common Unitholders may have conflicting interests with holders of shares of our Class A common stock. For example, if Medline Holdings makes distributions to Medline Inc., the Common Unitholders and participating Incentive Unitholders (as described below) will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective Common Units or Incentive Units, as applicable, in Medline Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Incentive Units initially will not be entitled to receive distributions (other than tax distributions) until holders of Common Units have received a minimum return as provided in the amended and restated limited partnership agreement of Medline Holdings. However, Incentive Units will have the benefit of adjustment provisions that will reduce the participation threshold for distributions in respect of which they do not participate until there is no participation threshold, at and after which time the Incentive Units would participate pro rata with distributions on Common Units. Although our Designating Stockholders are not holders of Incentive Units, our Named Executive Officers will hold a significant amount of Incentive Units which could create conflicts or misalignment of interest with the Common Unitholders and holders of shares of our Class A common stock. The pre-IPO owners may also have different tax positions from Medline Inc., which could influence their decisions regarding whether and when to dispose of assets, especially in light of the tax receivable agreement, and whether and when to incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.

Our amended and restated certificate of incorporation does not limit the ability of our Sponsors, the Mills family, and certain other pre-IPO investors to compete with us, and they may have investments in businesses whose interests conflict with ours.

Our Sponsors, the Mills family, certain other pre-IPO investors, and their respective affiliates engage in a broad spectrum of activities, including investments in businesses that may compete with us. In the ordinary course of their business activities, our Sponsors, the Mills family, certain other pre-IPO investors, and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that we will renounce any interest or expectancy that we would otherwise have in, and the right to be offered to participate in, any business opportunity that from time to time may be presented to our Sponsors, certain other pre-IPO investors, the Mills family, subject to limited exceptions, or any of their respective affiliates or any of our directors who are not employed by us (including any non-employee director who serves as one of our officers in both their director and officer capacities) or their affiliates. Our Sponsors, the Mills family, certain other pre-IPO investors, and their respective affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsors, the Mills family, and certain other pre-IPO investors may have an interest in our pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to us and our stockholders.

We will incur increased costs and have become subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits, make it more difficult to run our business, or divert management’s attention from our business.

As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which causes us to incur significant legal, accounting, and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We also will incur costs associated with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related rules implemented by the SEC and Nasdaq, and compliance with these requirements place significant demands on our legal, accounting, and finance staff and on our financial and information systems. In addition, we might not be successful in implementing these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Failure to comply with requirements to design, implement, and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our results of operations. In addition, we will be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the Annual Report on Form 10-K for the fiscal year ended December 31, 2026 (the “2026 Annual Report”). This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Additionally, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis, beginning with the 2026 Annual Report.

We are currently in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes, and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact, and linkage of those risks to specific areas and activities within our organization. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our 2026 Annual Report. Because we currently do not have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. In connection with updating our control processes and the implementation of the necessary procedures and practices related to internal control over financial reporting, we have identified deficiencies and may identify deficiencies in the future that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

Each share of our Class A common stock and Class B common stock entitles its holder to one vote on all matters to be voted on by the stockholders generally. We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. Certain index providers have in the past announced restrictions on including companies with multiple class share structures in certain of their indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected.

The market price of shares of our Class A common stock may be volatile or may decline regardless of our operating performance, which could cause the value of your investment to decline.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock, regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the IPO price.

Stock markets and the price of our Class A shares may experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

You may be diluted by the future issuance of additional Class A common stock or Common Units in connection with our incentive plans, acquisitions or otherwise.

As of February 23, 2026, we have 49,188,328,656 shares of Class A common stock authorized but unissued, including 502,045,878 shares of Class A common stock issuable upon exchange of Common Units that will be held by the Common Unitholders. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the amended and restated limited partnership agreement of Medline Holdings permits Medline Holdings to issue an unlimited number of additional partnership interests of Medline Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Common Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 60,000,000 shares of Class A common stock for issuance under our Medline Inc. 2025 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). There are also 20,000,000 shares of Class A common stock reserved for issuance under our Medline Inc. 2025 Employee Stock Purchase Plan (the “ESPP”). Any Class A common stock that we issue, including under our Omnibus Incentive Plan, our ESPP, or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase Class A common stock.

We may issue preferred stock whose terms could materially adversely affect the voting power or value of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our Board of Directors may determine. The terms of one or more series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

If we or our pre-IPO owners sell additional shares of our Class A common stock or are perceived by the public markets as intending to sell them, the market price of our Class A common stock could decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate. As of February 23, 2026, we have a total of 811,647,534 shares of our Class A common stock outstanding. All of the shares of our Class A common stock that were sold in the IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, (the “Securities Act”), by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act (“Rule 144”).

In addition, we and the Continuing Unitholders have entered into an exchange agreement under which they (or certain permitted transferees) have the right to exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, whereupon an equivalent number of shares of Class B common stock held by each such Continuing Unitholder will be automatically transferred to us and cancelled and retired upon any such exchange. Subject to the terms of the exchange agreement, an aggregate of 502,045,878 Common Units may be exchanged for shares of our Class A common stock. Any shares we issue upon exchange of Common Units will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Under applicable SEC guidance, we believe that for purposes of Rule 144 the holding period in such shares will generally include the holding period in the corresponding Common Units exchanged. We, our directors, executive officers, and holders of substantially all of our outstanding Common Units immediately prior to the IPO have agreed, subject to certain exceptions, not to dispose of or hedge any shares of our Class A common stock (including shares issued upon exchange of Common Units) or securities convertible into or exchangeable for shares of our Class A common stock for 180 days from December 18, 2025, except with the prior written consent of either Goldman Sachs & Co. LLC or Morgan Stanley & Co. LLC, and one additional representative, on behalf of the IPO underwriters, and the prior written notice to the other representatives. As a result of the registration rights agreement, however, all of these shares of our Class A common stock (including shares issued upon exchange of Common Units) may be eligible for future sale without restriction, subject to applicable lock-up arrangements.

Subject to certain limitations and exceptions, pursuant to the terms of the amended and restated limited partnership agreement of Medline Holdings, the Incentive Unitholders hold 41,788,894 Incentive Units, which have a weighted-average per unit participation threshold of $16.51 per Incentive Unit, and will have the right to convert their Incentive Units (assuming all conditions to vesting have been satisfied and all such Incentive Units are fully vested) into 27,875,935 Common Units of Medline Holdings. Common Units received upon conversion will be exchangeable on a one-for-one basis for shares of Class A common stock of Medline Inc. in accordance with the terms of the exchange agreement. In the event that the price of our Class A common stock increases, the number of Common Units a holder of vested Incentive Units would receive upon conversion of such Incentive Units would increase. The delivery of shares of Class A common stock upon exchange of Common Units received in conversion of Incentive Units will be registered on one or more registration statements on Form S-8.

Upon the expiration of the lock-up agreements described above, all of such shares will be eligible for resale in the public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144. We expect that our Principal Stockholders will continue to be considered affiliates following the expiration of the lock-up period based on their expected share ownership and their board nomination rights. Certain of our other stockholders may also be considered affiliates at that time. However, subject to the expiration or waiver of the 180-day lock-up period, the holders of these shares of Class A common stock will have the right, subject to certain exceptions and conditions, to require us to register their shares of Class A common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Class A common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

We have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to our Omnibus Incentive Plan and our ESPP. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A common stock. As the lock-up period or other restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities or to use our Class A common stock as consideration for acquisitions of other businesses, investments, or other corporate purposes.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our Board of Directors. Among other things, these provisions:

•would allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which terms may include super voting rights, special approval rights, special or preferential rights to dividends or distributions upon a liquidation, dissolution or winding up, conversion rights, redemption rights, or other rights, powers, or preferences prior or superior to the rights of the holders of common stock;
•prohibit stockholder action by consent in lieu of a meeting from and after the date on which our Designating Stockholders cease to beneficially own or control, in the aggregate, at least 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;
•provide for certain limitations on convening special stockholder meetings; and
•establish advance notice requirements for nominations for elections to our board or for proposing other items of business that can be acted upon by stockholders at annual or special meetings.

We have elected not to be governed by Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which is Delaware’s anti-takeover statute that, subject to certain exceptions and approvals, restricts “business combinations,” including specified mergers, asset sales, stock sales and other transactions, between a corporation and its subsidiaries, on the one hand, and any interested stockholder (generally defined to mean a person who, together with such person’s affiliates and associates, owns 15% or more of the outstanding voting stock of the corporation), on the other, for a three-year period following the time the person became an interested stockholder. However, our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless the transaction fits within an enumerated exception, such as board approval of the business combination or the transaction that resulted in a person becoming an interested stockholder prior to the time such person became an interested stockholder. Our amended and restated certificate of incorporation provides that our Designating Stockholders and their affiliates, and any of their respective direct or indirect transferees, and any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware or the federal district courts of the United States of America, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers, or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed by any current or former director, officer, stockholder or employee of the company to the company or our stockholders; (iii) any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine.

Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including, in each case, the applicable rules and regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provision in our amended and restated certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with the Company or the Company’s directors, officers, other stockholders, or employees or result in increased costs for a stockholder to bring a claim, particularly if they do not reside in or near Delaware, each of which may discourage lawsuits against us or our directors, officers, other stockholders, or employees. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and Board of Directors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have a dedicated cybersecurity team that works to prevent, detect, and respond to cybersecurity threats. The cybersecurity team is led by the Global Chief Information Security Officer (“CISO”). Our CISO has over 20 years of cybersecurity experience and maintains industry recognized security certifications. Our CISO receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures we’ve implemented to identify and mitigate data protection and cybersecurity risks. Our CISO works closely with our legal team to oversee compliance with legal, regulatory and contractual security requirements. As part of our enterprise risk management strategy, we identify, assess, and manage risks related to cybersecurity through policies, standards, and procedures. The cybersecurity team works to identify, assess, and manage cybersecurity risks by: (i) reviewing risks from cybersecurity threats with senior management; (ii) regularly reviewing cybersecurity risks and mitigation efforts, including with the Board of Directors and the Risk and Compliance Committee of the Board of Directors (the “Risk Committee”); (iii) conducting periodic tabletop exercises to promote awareness and improve internal processes; (iv) implementing security measures and policies intended to identify and assist in containing and remediating cybersecurity risks, and (v) using third party cybersecurity experts as needed for reviews and testing.

Our cybersecurity team reviews and updates its information security strategy and creates plans based on identified enterprise risks. We engage with third parties in order to enhance, implement, assess and monitor our cybersecurity processes, controls, and posture. We maintain cybersecurity incident response, disaster recovery, and business continuity plans that guide activities such as preparing for, detecting, coordinating, investigating, containing, remediating, documenting, recovering from, and escalating applicable incidents to senior management and, where appropriate, relevant committees of the Board of Directors. We also conduct mandatory employee cybersecurity and privacy compliance awareness training.

We identify and assess third-party risks associated with suppliers and service providers across a range of areas, including cybersecurity, through a third-party risk management process that incorporates, among other features, the use of risk assessments and, where appropriate, contractual requirements around cybersecurity, audit requirements, appropriate service levels, and other terms.

As of the date of this Annual Report, we have not identified any risks from cybersecurity threats, including as a result of past cybersecurity incidents, have had, or we believe are reasonably likely to have, a material adverse effect on us, including our business strategy, results of operations, or financial condition. However, we, or third-party service providers we’ve engaged, may be subject to cybersecurity incidents, or other unauthorized access of information systems in the future. There can be no assurance that any future cybersecurity incident or unauthorized access to or breach of these information systems will not be material to our business, strategy, results of operations, or financial condition. For more information on risks to us from cybersecurity threats, see Part I, “Item 1A—Risk Factors—Risks Related to Regulation and Legal Proceedings.”

Governance

The Risk Committee assists the Board of Directors in its oversight of our cybersecurity program.

As part of its cybersecurity oversight, the Risk Committee oversees and regularly reviews our programs and processes for managing cybersecurity risks, including our framework for preventing, detecting, and addressing cybersecurity incidents and identifying emerging risks both broadly and within related industries. Our CISO routinely provides cybersecurity updates to the Risk Committee and information to the Board of Directors. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported to the Board of Directors and Risk Committee, as well as ongoing updates regarding any such incident until it has been addressed.

Item 2. Properties

Our corporate headquarters are located in Northfield, Illinois, where we own approximately 720,000 square feet of space.

We also own or lease 118 real estate sites in the United States, including 17 manufacturing facilities used for our Medline Brand segment and 45 warehouse distribution facilities used for our Medline Brand and Supply Chain Solutions segments, and 80 real estate sites internationally, including 13 manufacturing facilities used for our Medline Brand segment and 25 warehouse distribution facilities used for our Medline Brand and Supply Chain Solutions segments.

We believe that our facilities are sufficient for our current needs and that, should they be needed, additional facilities will be available to accommodate the expansion of our business.

Item 3. Legal Proceedings

From time to time, we are subject to claims and legal actions arising in the ordinary course of business. We intend to vigorously defend ourselves against our outstanding litigation and do not currently believe that the outcome of any such litigation will have a material adverse effect on our business, results of operations and financial condition.

In litigation, including those described herein, plaintiffs may seek various remedies, including, without limitation: declaratory and/or injunctive relief; compensatory or punitive damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs, and/or other relief. Settlement demands may seek significant monetary and other remedies, or otherwise be on terms that we do not consider reasonable under the circumstances. In addition, awards against and settlements by our competitors or publicity associated with our current litigation could incentivize parties to bring additional claims against us.

See Note 13—Commitments and Contingencies to our audited consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report, which is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market and Stockholder Information

Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “MDLN.” There is no established public trading market for our Class B common stock.

Holders of Record

As of February 23, 2026, there were 187 holders of record of our Class A common stock and 46 holders of record of our Class B common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends

We have no current plans to pay dividends on our Class A common stock. The declaration, amount, and payment of any future dividends will be at the sole discretion of our Board of Directors and will depend on general economic and business conditions; our financial condition and operating results; our available cash; current and anticipated cash needs; capital requirements; contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including Medline Holdings) to us; and such other factors as our Board of Directors may deem relevant. Holders of Class B common stock are not entitled to any dividends (other than dividends payable in the form of additional shares of Class B common stock).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases by the Company of its Class A common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2025 to October 31, 2025	-	-	-	$—
November 1, 2025 to November 30, 2025	-	-	-	$—
December 1, 2025 to December 31, 2025	46,641,142	28.37	-	$—
Total	46,641,142	$28.37	0

(1) In December 2025, in connection with the completion of our IPO, we repurchased 46,641,142 shares of Class A common stock from certain of our pre-IPO owners at a price per Class A common stock equal to the IPO price per share of our Class A common stock less the underwriting discounts and commissions for an aggregate of approximately $1,323 million. See “—Use of Proceeds” below.

Recent Sales of Unregistered Equity Securities

In connection with the Reorganization Transactions, on December 16, 2025, we issued (i) 607,521,662 shares of Class A common stock and (ii) 527,195,560 shares of Class B common stock to our pre-IPO owners or affiliates thereof. No underwriters were involved in the issuance of these shares of Class A common stock or Class B common stock.

The shares of Class A common stock and Class B common stock were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Use of Proceeds

On December 18, 2025, we completed the IPO of our Class A common stock in which we issued and sold 248,439,654 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) for cash consideration of $29.00 per share. The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-291112) which was declared effective by the SEC on December 16, 2025. The IPO generated net proceeds of approximately $7,048 million after deducting underwriting discounts and commissions of approximately $157 million, but before deducting offering expenses of approximately $40 million. We used the proceeds (net of underwriting discounts and commissions) from the issuance of 179,000,000 shares ($5,078 million) in the IPO to purchase an equivalent number of newly issued Common Units from Medline Holdings, which Medline Holdings has in turn used $731 million (including interest of $1 million) of which to repay in full all outstanding Euro Term Loans (as defined herein) and $3,292 million (including interest of $11 million) of which to repay a portion of the outstanding Dollar Term Loans (as defined herein) which matures in 2028. We will use the remaining net proceeds for general corporate purposes and to bear all of the expenses of the IPO. We have used the proceeds (net of underwriting discounts and commissions) from the issuance of 37,034,482 shares ($1,051 million) and the issuance of 32,405,172 shares ($919 million) pursuant to the exercise in full by the underwriters of their option to purchase additional shares in the IPO to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain of our pre-IPO owners.

Goldman Sachs & Co. LLC, Morgan Stanley& Co. LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC acted as global coordinators and lead bookrunning managers for the offering. Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. Jefferies LLC, UBS Securities LLC, Evercore Group L.L.C., BMO Capital Markets Corp., BNP Paribas Securities Corp., MUFG Securities Americas Inc., RBC Capital Markets, LLC, Santander US Capital Markets LLC, SG Americas Securities, LLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, Nomura Securities International, Inc., WR Securities, LLC, Leerink Partners LLC, Macquarie Capital (USA) Inc., Mizuho Securities USA LLC, Piper Sandler & Co., Truist Securities, Inc. and William Blair & Company, L.L.C. acted as bookrunning managers, and Blackstone Securities Partners L.P., TCG Capital Markets L.L.C., Robert W. Baird & Co. Incorporated, Rothschild & Co US Inc., Stifel, Nicolaus & Company, Incorporated, BTIG, LLC, ING Financial Markets LLC, Intesa Sanpaolo IMI Securities Corp., NCMG LLC, Perella Weinberg Partners LP, Academy Securities, Inc., AmeriVet Securities, Inc., Blaylock Van, LLC, C.L. King & Associates, Inc., Drexel Hamilton, LLC, Loop Capital Markets LLC, Mischler Financial Group, Inc., R. Seelaus & Co., LLC, Samuel A. Ramirez & Company, Inc., Siebert Williams Shank & Co., LLC and Tigress Financial Partners LLC acted as co-managers for the offering.

Performance Graph

The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Health Care Index through December 31, 2025. The graph assumes an initial investment of $100 in our Class A common stock at the market close on December 17, 2025, which was our initial trading day. Data for the S&P 500 Index and the S&P 500 Health Care Index assume an initial investment of $100 at market close on December 17, 2025 and the reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

TSR (December 17, 2025 - December 31, 2025)
$110
$105
$100
$95
12/17
12/18
12/19
12/22
12/23
12/24
12/26
12/29
12/30
12/31
Medline Inc.
S&P 500 Index
S&P 500 Health Care Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand the financial condition, results of operations, and present business of Medline and Medline Holdings (f/k/a, Mozart Holdings, LP, the predecessor of Medline). This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes in Part II, “Item 8—Financial Statements and Supplemental Data” of this Annual Report. Some of the information included in this MD&A or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Our future results and financial condition may differ materially from those we currently anticipate. You should review the “Cautionary Note Regarding Forward-Looking Statements” and Part I,“Item 1A—Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of the MD&A, references to the “Company,” “Medline,” “we,” “us,” and “our” mean Medline Inc. and its consolidated subsidiaries.
Overview
Medline is the largest provider of med-surg products and supply chain solutions serving all points of care, based on total net sales of med-surg products. We deliver mission-critical products used daily across the full range of care settings, from hospitals and surgery centers to physician offices and post-acute facilities. We operate under two reportable segments, Medline Brand and Supply Chain Solutions. Both segments are supported by our Prime Vendor model, differentiated distribution network, and robust commercial platform. See Part I, “Item 1—Business” for a more detailed description of each of our segments, our Prime Vendor model, distribution network, and commercial platform.
For the year ended December 31, 2025, our financial results were as follows:

•We generated net sales of $28.4 billion, net income of $1.2 billion, and Adjusted EBITDA of $3.5 billion, representing a net income margin of 4.1% and an Adjusted EBITDA Margin of 12.2%.
•During that period, Medline Brand segment net sales and Segment Adjusted EBITDA were $13.7 billion and $3.3 billion, respectively, which represented 48.3% of total net sales and 80.6% of Segment Adjusted EBITDA, respectively. Supply Chain Solutions segment net sales and Segment Adjusted EBITDA were $14.7 billion and $0.8 billion, respectively, which represented 51.7% of total net sales and 19.4% of Segment Adjusted EBITDA, respectively.
For a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful, and a discussion of the material risks and limitations of these measures, see “—Non-GAAP Financial Information” below.
Key Factors and Trends
Aging Population and Increased Healthcare Utilization

We continue to operate against a backdrop of stable demographic and healthcare utilization trends, including an aging population and the growing prevalence of chronic conditions, which are expected to drive elevated volumes, steady demand for med-surg products, and increased health expenditures over the long term. As our customers’ underlying patient volumes increase, we expect continued demand for our broad portfolio of products across the continuum of care.

End Market Dynamics Including Shifting Sites of Care and Consolidation

Our business is positively impacted by the ongoing shift of higher acuity procedures to lower-cost sites of care and consolidation of healthcare providers into IDNs. These factors have led to increased volumes across non-acute care delivery settings and drive customers to seek partners with reliable manufacturing and distribution capabilities who can serve their various end markets. Because of our comprehensive capabilities and offerings, we view these industry changes as advantageous and reflective of the broad strengths embedded in our business model. By continuing to enhance our product portfolio and tailor our service offerings, we aim to expand the value we provide to our customers across the entire continuum of care.

Prime Vendor Growth

Our historical track record of earning new Prime Vendor customers has been a key driver of sustained growth and share gains for Medline. Our differentiated capabilities have enabled us to grow and scale our Prime Vendor model over time. As of December 31, 2025, we have over 1,600 Prime Vendor relationships, representing $18.0 billion of net sales for the year ended December 31, 2025. Our Prime Vendor relationships, combined with our strong customer retention, supports a highly recurring business model.
Non-Prime Vendor Growth

Our customer base includes those who purchase products through us but with whom we do not currently have a Prime Vendor relationship. We expect Medline Brand net sales to non-Prime Vendor customers to continue to grow as we deepen our relationships with these customers and expand our Medline Brand product portfolio. Furthermore, we believe as these customers recognize the value proposition of our Medline Brand and distribution network, we will have the opportunity to earn Prime Vendor agreements from them.
Medline Brand Growth

Our ability to sell Medline Brand products has impacted and will continue to impact our financial performance. These products represent approximately 50% of our net sales for the fiscal year ending December 31, 2025, or $13.7 billion. The product categories that comprise our Medline Brand offerings serve large and diversified med-surg markets, which provide meaningful long-term growth opportunities relative to our current net sales volume.

We sell these Medline Brand products to both our Prime Vendor and non-Prime Vendor customers. As of December 31, 2025, our Prime Vendor agreements have an approximate average mix of 65% Supply Chain Solutions and 35% Medline Brand, presenting a significant opportunity to drive customer savings through further Medline Brand adoption in the years ahead. A portion of Supply Chain Solutions products sold to existing Prime Vendor customers has like-for-like Medline Brand product equivalents, representing a potential gross profit uplift if such products were converted for Medline Brand products. While we historically have earned higher margins upon conversion from third-party national brand products to like-for-like Medline Brand products, because of the lower average prices for Medline Brand products, there is typically a negative impact on net sales upon the conversion of Supply Chain Solutions products to like-for-like Medline Brand products if volume is assumed to be constant.
Our product development relies on actively gathering and incorporating customer feedback to address their needs. By carefully examining customer pain points, our teams are encouraged to respond with well-informed product innovations that address these issues directly and effectively. Close collaboration across product teams, salesforce and regulatory experts supports our ability to introduce high-quality products that meet customers’ needs. Our scaled go-to-market strategy and entrepreneurial culture allows us to quickly introduce new products across our customer base and serve as a dependable partner and resource for our customers, increasing the likelihood of commercial success. This collaborative approach has been well received by customers and has facilitated the development of robust relationships with customers. It supports the customer retention and conversion to available like-for-like Medline Brand products.

Mergers and Acquisitions

Our disciplined, global mergers and acquisitions strategy is focused on pursuing adjacent products and services as well as expanding into new channels and new markets. During 2024, we acquired the global surgical solutions business of Ecolab, Inc., including industry-leading Microtek product lines (“Microtek”), and Sinclair Dental Co. Ltd (“Sinclair”), the largest independent distributor of dental supplies and equipment in Canada. The acquisition of the Microtek business provides us with innovative sterile drape solutions for surgeons, patients, and operating room equipment, as well as Ecolab’s fluid temperature management system. The acquisition of Sinclair helps diversify our dental products portfolio and expand our footprint in Canada.

As industry consolidation continues, we believe we are well-positioned to capitalize on this trend to continue to grow and gain share in this global market. See Part I, “Item 1A—Risk Factors—Risks Related to Our Business, Industry and Operations—We may be unable to derive fully the anticipated benefits from our existing or future acquisitions, joint ventures, investments, dispositions, or other strategic transactions.”

Trade Relations and Impacts of Tariffs on our Business

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. While the global tariff environment is unpredictable, as a global company with strategically located and owned manufacturing, combined with a broadly diversified sourcing footprint, we believe we are well-positioned to mitigate potential supply chain challenges. We have multiple mitigation levers at our disposal, which include strategically re-allocating production to other parts of the world, leveraging our new and existing supplier base, optimizing procurement and sourcing of key inputs and raw materials, driving efficiencies and optimizing our own manufacturing footprint, pursuing available tariff mitigation measures, such as qualified exclusions, engaging with relevant industry and policy partners, and lastly, enacting selective price increases in a thoughtful and strategic way where needed. For the year ended December 31, 2025, the net adverse impact to income before taxes from tariffs and tariff developments was approximately $290 million. For fiscal year 2026, we estimate an incremental net adverse impact to income before taxes from tariffs and tariff developments (based upon the latest published tariffs in effect and tariff-related developments as of December 31, 2025) of approximately $200 million. The actual impact may vary based on changes in tariff rates, duration of tariffs, scope of tariffs, and potential mitigation levers.

We are actively monitoring developments in the global tariff environment and will continue to evaluate the potential impact of the announced tariffs and related developments on our business and financial condition, as well as on our customers and suppliers, and the actions we may take to mitigate any impact. We have taken steps to establish alternative sources of supply and to otherwise mitigate the financial impact of tariffs. However, we may not be able to establish alternative sources of supply or fully mitigate the financial impact of tariffs across all of the products we source or manufacture.

Cost and Supply Chain Factors

Our business is impacted by supply chain disruptions, including but not limited to labor shortages, raw material shortages, and third-party supplier issues. Additionally, inflation has had, and may continue to have, a material impact on the cost to source materials or produce and distribute finished goods to customers. In these periods of disruption, our costs typically increase, and our operations may be constrained. While these factors can impact profitability, we have established the capabilities and infrastructure designed to mitigate the associated impact on our financial performance. Our globally diversified sourcing partnerships, robust domestic manufacturing footprint, and owned distribution network are designed to enable us to provide reliable product availability and maintain competitive pricing, supporting our strong customer service levels.
Seasonality

Seasonal factors inherent in our business change the demand for products, including illness or disease patterns, the timing of elective medical procedures, and customer spending patterns. Historically, we have experienced higher net sales in the fourth quarter as a result of certain of these factors.

IPO

On December 18, 2025, we completed our IPO of 248,439,654 shares of Class A common stock, including 32,405,172 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $29.00 per share. Our Class A common stock began trading on the Nasdaq Global Select Market under the trading symbol “MDLN” on December 17, 2025. The IPO generated net proceeds of approximately $7,048 million after deducting underwriting discounts and commissions of approximately $157 million, but before deducting offering expenses of approximately $40 million. See Note 1—Nature of Business and Significant Accounting Policies to our audited consolidated financial statements, included under Part II, “Item 8—Financial Statements and Supplementary Data" of this Annual Report for additional information.

Public Company Costs

We incurred additional costs associated with preparing to become a public company during fiscal years 2025 and 2024, and we expect to continue to incur additional costs associated with operating as a public company. We expect that these costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that were not inapplicable to us as a private company. These additional rules and regulations will increase our legal, regulatory, financial, and insurance compliance costs and will make some activities more time-consuming and costly.

Reorganization Transactions

Prior to the completion of the IPO, we executed the Reorganization, resulting in Medline Inc. becoming the sole general partner of Medline Holdings, with its sole material asset being a controlling equity interest in Medline Holdings. As the general partner of Medline Holdings, Medline Inc. now operates and controls all of the business and affairs of Medline Holdings, and has the obligation to absorb losses and receive benefits from Medline Holdings and, through Medline Holdings and its subsidiaries, operate the business. The Reorganization has been accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Medline Inc. recognize the assets and liabilities received in the Reorganization at their historical carrying amounts, as presented in the historical financial statements of Medline Holdings. Medline Inc. consolidates Medline Holdings on its consolidated financial statements and records a noncontrolling interest, which pertains to partnership interests in Medline Holdings held by pre-IPO owners.

Medline Inc. is a corporation for U.S. federal and state income tax purposes. Medline Holdings is treated as a flow-through entity for U.S. federal and state income tax purposes, and, as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, the historical results of operations and other financial information set forth in this Annual Report do not include any provision for U.S. federal income tax for Medline Holdings except with respect to subsidiary corporations that are subject to U.S. federal income tax. Following the IPO, Medline Inc. is required to pay U.S. federal and state income taxes as a corporation on its share of Medline Holdings’ taxable income.

In connection with the Reorganization and the IPO, we also entered into a tax receivable agreement with certain pre-IPO owners. See “—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information.
Key Components of Our Results of Operations
Net Sales
We generate net sales principally from the sales of products. The majority of the sales transactions are supported by an underlying agreement or a formal purchase order. Net sales are recognized with the transfer of control that is generally when a product is shipped to a customer, the customer has legal title to the product, and we have a right to payment for such product. Although products are generally sold at fixed prices, our contracts have variable consideration, which we estimate at the point when net sales are recognized, based on the expected value to be provided to the customer.
Cost of Goods Sold
Cost of goods sold consists of product costs, including the cost of materials, direct and indirect labor costs, overhead, depreciation of manufacturing assets, inbound shipping and handling costs, and import expenses, net of any applicable third-party supplier rebates.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses include corporate management and support functions, such as general management, legal, accounting, finance, human resources, sales, marketing, and other functions not directly associated with net sales generating activities. SG&A expenses include salaries, bonuses and other payroll-related benefits, general operating expenses such as occupancy costs, information technology infrastructure, travel, outbound freight, advertising, research and development, marketing expenses, and credit losses.

Amortization of Intangible Assets

Intangible assets are initially measured at fair value and consist of trade names, customer relationships, and developed technology from acquisitions. The definite lived intangible assets are amortized using the straight-line method over their estimated useful lives.

Other Operating Expenses

Other operating expenses includes restructuring costs, impairment, litigation settlement charges, loss (gain) on sale of assets, acquisition-related costs, and costs incurred in contemplation of a potential offering of company shares.
Interest Expense, net
Interest expense, net includes interest expense incurred on borrowings, amortization expense of deferred financing costs, and gain or loss from cash flow hedge transactions, as well as interest income generated on recognition of an embedded derivative bifurcated from the credit agreement, overdue customer receivable balances, bank deposits, and money market investments.
Other (Expense) Income, net
Other (expense) income, net includes investment income or loss from market value changes on undesignated derivatives, pro-rata income or loss of equity investment, debt extinguishment loss, debt refinancing/issuance cost, and other non-operating income or expense.
Foreign Exchange (Loss) Gain, net
Foreign exchange (loss) gain, net is generated by trade balances and loans denominated in currencies other than U.S. dollars, the reporting currency, as well as settlements of intercompany balances.
Provision for Income Taxes
The provision for income taxes consists primarily of income taxes related to our U.S. corporate and foreign subsidiaries in jurisdictions in which we conduct business. The majority of our income is generated within U.S. pass-through entities, in which federal and some state income taxes are not assessed at the entity level. As such, our effective tax rate will vary based on the level of income earned by tax paying and non-tax paying entities as well as the geographic mix of profits and other items.
Consolidated Results of Operations

The following discussion represents our analysis of results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For a detailed discussion of our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to the section Management’s Discussion and Analysis of Financial Condition and Results of Operations in our prospectus dated December 16, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 18, 2025 in connection with our IPO, which is incorporated herein by reference.

For the year ended December 31, 2025 compared to the year ended December 31, 2024

	Year ended
	December 31, 2025	December 31, 2024	2025 vs 2024
			$ Change	% Change
(in millions, except percentages)
Net sales	$28,432	$25,507	$2,925	11.5%
Cost of goods sold	20,914	18,531	2,383	12.9%
Gross profit	7,518	6,976	542	7.8%
Operating expense
Selling, general, and administrative expenses	4,524	4,108	416	10.1%
Amortization of intangible assets	704	685	19	2.8%
Other operating expenses	78	37	41	NM(1)
Total operating expense	5,306	4,830	476	9.9%
Operating income	2,212	2,146	66	3.1%
Other expense
Interest expense, net	(812)	(864)	52	(6.0)%
Other expense, net	(64)	(43)	(21)	48.8%
Foreign exchange (loss) gain, net	(88)	7	(95)	NM(1)
Total other expense	(964)	(900)	(64)	7.1%
Income before income taxes	1,248	1,246	2	0.2%
Provision for income taxes	91	46	45	97.8%
Net income	$1,157	$1,200	$(43)	(3.6)%
(1) Not Meaningful

Net Sales

Net sales for the year ended December 31, 2025 increased $2,925 million, or 11.5%, to $28,432 million, compared to $25,507 million for the respective period in 2024. Net sales for the year ended December 31, 2025 increased $2,676 million, or 10.5% from organic growth and $237 million, or 0.9% from acquisitions with foreign currency exchange rates having an immaterial impact on net sales. Organic net sales growth was substantially all related to increased volumes with pricing having an immaterial impact.

Net sales for the U.S. business for the year ended December 31, 2025 increased $2,732 million, or 11.5%, to $26,479 million, compared to $23,747 million for the respective period in 2024, primarily driven by volume growth in Prime Vendor net sales, which for the year ended December 31, 2025 increased $2,000 million, or 12.5%, to $18,033 million, compared to $16,033 million for the respective period in 2024.

The increase in Prime Vendor net sales was comprised primarily of $1,229 million related to new Prime Vendor relationships and $998 million related to existing Prime Vendor relationships, partially offset by a decrease of $227 million related to lost Prime Vendor relationships. Acquisitions also contributed $189 million incremental net sales in 2025. Net sales for the U.S. acute care business, which includes both Prime Vendor and non-Prime Vendor customers, increased $2,015 million, or 11.5%, to $19,506 million, compared to $17,491 million for the respective period in 2024, primarily driven by volume growth. Net sales for the U.S. non-acute care business increased $717 million, or 11.5%, to $6,973 million, compared to $6,256 million for the respective period in 2024, primarily driven by volume growth in post-acute care business of $290 million, physician offices of $218 million, and ambulatory surgical centers of $117 million.

Net sales for the International business for the year ended December 31, 2025 increased $193 million, or 11.0%, to $1,953 million, compared to $1,760 million for the respective period in 2024, primarily driven by volume growth. Organic growth and acquisitions contributed $133 million and $48 million of incremental net sales, respectively, for the year ended December 31, 2025, with foreign currency exchange rates having an immaterial impact.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the year ended December 31, 2025 increased $2,383 million, or 12.9%, to $20,914 million, compared to $18,531 million for the respective period in 2024, primarily driven by the growth in net sales, including the impact of acquisitions as noted above. Gross profit margin was impacted negatively by sales to new Prime Vendor customers that typically have lower margins in early periods and impacted positively by increased sales to existing Prime Vendor customers as we shift sales from Supply Chain Solutions third-party national brand products to Medline Brand products. Gross profit as a percentage of sales decreased from 27.3% for the year ended December 31, 2024 to 26.4% for the year ended December 31, 2025, primarily driven by 115 basis points from higher import costs due to tariffs.

Selling, General, and Administrative Expenses
SG&A expenses for the year ended December 31, 2025 increased $416 million, or 10.1%, to $4,524 million, compared to $4,108 million for the respective period in 2024, primarily due to $204 million related to higher compensation and benefit expenses related to investments in headcount, $70 million of incremental cost from acquisitions, $67 million related to higher distribution expense, including outbound freight, and $47 million related to higher selling and marketing expenses, partially offset by $43 million related to a favorable settlement of an intellectual property dispute.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2025 increased $19 million, or 2.8%, to $704 million, compared to $685 million for the respective period in 2024, primarily due to the addition of intangible assets related to the acquisitions in the second half of 2024.

Other Operating Expenses

Other operating expenses for the year ended December 31, 2025 increased $41 million to $78 million, compared to $37 million for the respective period in 2024, primarily due to higher expenses associated with our IPO.

Interest Expense, net

Interest expense, net for the year ended December 31, 2025 decreased $52 million, or 6.0%, to $812 million, compared to $864 million for the respective period in 2024, primarily due to the recognition of an embedded derivative related to the Dollar Term Loans.

Other Expense, net

Other expense, net for the year ended December 31, 2025 increased $21 million, or 48.8%, to $64 million, compared to $43 million for the respective period in 2024, primarily due to higher debt extinguishment and other refinancing costs and fees in 2025.

Foreign Exchange (Loss) Gain, net

Foreign exchange (loss) gain, net for the year ended December 31, 2025 decreased $95 million to a loss of $88 million, compared to a gain of $7 million for the respective period in 2024, primarily driven by larger unfavorable foreign exchange rate movement on certain borrowings denominated in the Euro in 2025.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2025 increased $45 million to $91 million, compared to $46 million for the respective period in 2024, primarily driven by the global minimum tax under Pillar Two rules.

Business Segment Results of Operations

The following table compares business segment net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin for the year ended December 31, 2025 and 2024.

	Year ended
	December 31, 2025	December 31, 2024	2025 vs 2024
			$ change	% change
(in millions, except percentages)
Medline Brand
Net sales	$13,720	$12,515	$1,205	9.6%
Segment Adjusted EBITDA	3,334	3,269	65	2.0%
Segment Adjusted EBITDA margin(1)	24.3%	26.1%
Supply Chain Solutions
Net sales	14,712	12,992	1,720	13.2%
Segment Adjusted EBITDA	805	647	158	24.4%
Segment Adjusted EBITDA margin(1)	5.5%	5.0%
(1) We define Segment Adjusted EBITDA margin as the Segment Adjusted EBITDA divided by segment net sales.

See Note 20—Segment Information to our audited consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report for additional information on our segments.

Medline Brand

Medline Brand segment net sales for the year ended December 31, 2025 increased $1,205 million, or 9.6%, to $13,720 million, compared to $12,515 million for the respective period in 2024. The increase was primarily driven by volume growth in Prime Vendor sales of Medline Brand products for the year ended December 31, 2025, which increased $574 million, or 10.6%, to $5,984 million, compared to $5,410 million for the respective period in 2024. Acquisitions also contributed $221 million in incremental net sales in 2025.

Surgical Solutions net sales for the year ended December 31, 2025 increased $695 million, or 12.7%, to $6,166 million, compared to $5,471 million for the respective period in 2024, primarily driven by volume growth of $574 million related to kitting and operating room products, including the impact of an acquisition. Front Line Care net sales for the year ended December 31, 2025 increased $426 million, or 7.0%, to $6,514 million, compared to $6,088 million for the respective period in 2024, primarily driven by volume growth, including $308 million related to ReadyCare products, wound care products, personal care products, environmental services products, exam gloves, and repositioning and offloading products. Laboratory and Diagnostics net sales for the year ended December 31, 2025 increased $84 million, or 8.8%, to $1,040 million, compared to $956 million for the respective period in 2024, primarily driven by volume growth in laboratory products of $65 million.

Medline Brand Segment Adjusted EBITDA for the year ended December 31, 2025 increased $65 million, or 2.0%, to $3,334 million, compared to $3,269 million for the respective period in 2024, primarily driven by net sales growth, including the impact of acquisitions as noted above. Medline Brand Segment Adjusted EBITDA margin decreased to 24.3% from 26.1%, primarily driven by 235 basis points from higher import costs due to tariffs, partially offset by 47 basis points from lower freight costs.

Supply Chain Solutions

Supply Chain Solutions segment net sales for the year ended December 31, 2025 increased $1,720 million, or 13.2%, to $14,712 million, compared to $12,992 million for the respective period in 2024. The increase was primarily driven by volume growth in Prime Vendor sales for the year ended December 31, 2025, which increased $1,426 million, or 13.4%, to $12,049 million, compared to $10,623 million for the respective period in 2024, including implementation of new relationships and growth with existing customers.

Supply Chain Solutions Segment Adjusted EBITDA for the year ended December 31, 2025 increased $158 million, or 24.4%, to $805 million, compared to $647 million for the respective period in 2024. Supply Chain Solutions Segment Adjusted EBITDA margin increased to 5.5% from 5.0%, primarily due to operating leverage.

Non-GAAP Financial Information

Management believes that certain financial measures that are not presented in accordance with GAAP provide management and investors useful supplemental information that provides a meaningful view of our financial condition and results of operations across periods by removing the impact of items that management believes do not directly reflect our ongoing operating performance. Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures that are not required by or presented in accordance with GAAP. In evaluating our performance as measured by Adjusted EBITDA and Adjusted EBITDA Margin, management recognizes and considers the limitations of these measures. Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered in isolation or as substitutes for net income (loss), or any other measure calculated in accordance with GAAP, as applicable, and should be considered together with our GAAP financial measures and the reconciliations to the corresponding GAAP financial measures set forth below.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as net income (loss) adjusted for (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) inventory-related adjustments, (v) stock-based compensation, (vi) litigation (gains) charges, net, (vii) transaction-related costs, and (viii) other non-core (gains) charges. Management defines Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures that our management uses to assess our financial performance as well as for internal planning and forecasting purposes. We consider Adjusted EBITDA and Adjusted EBITDA Margin to be meaningful performance measures to investors to evaluate our operating performance and to compare the financial results between periods.

The following table sets forth a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA and Adjusted EBITDA Margin:

	Year ended
(in millions, except percentages)	December 31, 2025	December 31, 2024
Net income	$1,157	$1,200
Interest expense, net	812	864
Provision for income taxes	91	46
Depreciation and amortization	1,011	977
Inventory-related adjustments (1)	83	78
Stock-based compensation expense	79	61
Litigation (gains) charges, net (2)	(33)	2
Transaction-related costs (3)	58	18
Other non-core charges (4)	209	115
Adjusted EBITDA	$3,467	$3,361
Net income margin (5)	4.1%	4.7%
Adjusted EBITDA Margin (5)	12.2%	13.2%

(1)Includes inventory adjustment associated with non-cash last-in, first-out (“LIFO”) reserves. Inventory adjustments were $83 million and $53 million for the years ended December 31, 2025 and 2024, respectively. The year ended December 31, 2024 also includes $25 million of amortization of the inventory step-up resulting from acquisitions.
(2)For the year ended December 31, 2025, represents a settlement adjustment of $(8) million related to the EtO litigation, $(43) million related to settlement of an intellectual property dispute, and $18 million related to other legal settlements. For the year ended December 31, 2024, represents $2 million one-time legal costs.
(3)For the years ended December 31, 2025 and 2024, respectively, includes $28 million and $22 million of acquisition and integration-related costs and adjustments; and $30 million and $9 million of expenses related to our IPO, consisting of legal, accounting, and advisory fees, as well as one-time employee bonuses, including those with an ongoing service requirement. The year ended December 31, 2024 also includes $(13) million one-time gain related to acquisition of equity investment.
(4)For the years ended December 31, 2025 and 2024, respectively, includes $87 million and $(6) million of realized and unrealized foreign exchange and investment losses (gains); $64 million and $56 million of loss on debt extinguishment and other refinancing costs and fees; $31 million and $38 million credit loss expense related to certain customer receivables; and $20 million and $23 million of other project costs.
(5)Net income margin represents net income divided by net sales and Adjusted EBITDA Margin represents Adjusted EBITDA divided by net sales.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations, and our revolving credit facility. As of December 31, 2025, we had cash and cash equivalents of $1,939 million and available liquidity under our Revolving Credit Facility of $947 million.

Our primary uses of cash include product purchases, operating costs, personnel-related costs, capital expenditures related to property and equipment, acquisitions, payments of interest under our indebtedness, and distributions to partners. In the fourth quarter of 2025, we completed our IPO and used the proceeds (net of underwriting discounts and commissions) from the issuance of 179,000,000 shares ($5,078 million) in the IPO to purchase an equivalent number of newly issued Common Units from Medline Holdings, which Medline Holdings has in turn used $731 million (including interest of $1 million) of which to repay in full all outstanding Euro Term Loans and $3,292 million (including interest of $11 million) of which to repay a portion of the outstanding Dollar Term Loans. We will use the remaining net proceeds for general corporate purposes and to bear all of the expenses of the IPO. We have used the proceeds (net of underwriting discounts and commissions) from the issuance of 37,034,482 shares ($1,051 million) and the issuance of 32,405,172 shares ($919 million) pursuant to the exercise in full by the underwriters of their option to purchase additional shares in the IPO to purchase or redeem an equivalent aggregate number of shares of Class A Common Stock and Common Units from certain of our pre-IPO owners.

Our net capital expenditures were $447 million and $354 million for the years ended December 31, 2025 and 2024, respectively. These include the continued enhancements and automation in our distribution centers and investments in our manufacturing facilities in Mexico and other regions. We anticipate the net capital expenditures for the fiscal year 2026 to be approximately $500 million, primarily related to the expansion of manufacturing facilities and distribution centers and further investment in automation.

We believe that our cash and cash equivalents on hand, cash flows from operations, and borrowing availability under our Revolving Credit Facility will fund our ongoing working capital, investing and financing requirements sufficiently for at least the next year and the foreseeable future thereafter. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, demand for our products and services, foreign currency exchange rates and other risks and uncertainties applicable to our business.

After completion of the IPO, Medline Inc. became our holding company and has no material assets other than its ownership of Common Units in Medline Holdings. Medline Inc. has no independent means of generating net sales. Medline Inc. intends to cause Medline Holdings to make distributions and payments to its holders of Units, including Medline Inc. and the Continuing Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, expenses, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Medline Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, the terms of our financing arrangements, including the credit agreement that governs the Senior Secured Credit Facilities and the indentures governing the Senior Notes (as defined herein), contain covenants that may restrict Medline Holdings and its subsidiaries from paying such distributions, subject to certain exceptions. Further, Medline Holdings is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Medline Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Medline Holdings are generally subject to similar legal limitations on their ability to make distributions to Medline Holdings. See Part I, “Item 1A—Risk Factors—Risks Related to Our Organizational Structure—Medline Inc. is a holding company and its only material assets are its equity interests held directly or indirectly through wholly owned subsidiaries in Medline Holdings, and it is accordingly dependent upon distributions from Medline Holdings to pay taxes, make payments under the tax receivable agreement and pay any dividends.”

As market conditions warrant, we and our equity holders, including our Principal Stockholders, their respective affiliates and members of our management, may from time to time seek to repurchase our outstanding debt securities or loans, including the Senior Notes and borrowings under our Senior Secured Credit Facilities, in privately negotiated or open market transactions, by tender offer or otherwise, and such repurchases may be at prices below par and may constitute a material portion of the tranche of debt being repurchased. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:

	Year ended
	December 31, 2025	December 31, 2024
(in millions)
Net cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$1,744	$1,769
Investing activities	(474)	(1,493)
Financing activities	399	(1,613)
Effect of exchange rate changes	23	2
Net change in cash and cash equivalents and restricted cash	$1,692	$(1,335)

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $1,744 million and $1,769 million for the years ended December 31, 2025 and 2024, respectively.

Net cash provided by operating activities for the year ended December 31, 2025 was primarily driven by net income excluding non-cash items, partially offset by changes in working capital. Changes in working capital resulted in net cash used of $783 million, which is primarily driven by an increase in trade accounts receivable of $355 million, an increase in inventories of $264 million including tariff impacts, and payment of a litigation accrual of $166 million.

Net cash provided by operating activities for the year ended December 31, 2024 was primarily from net income excluding non-cash items as well as changes in working capital. An increase in inventory due to customer demands reduced cash by $545 million. An increase in trade accounts receivable due to sales growth reduced cash by $256 million. These were partially offset by $106 million change in accounts payable driven by higher inventory purchases.

Cash Flows used in Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was primarily driven by net capital expenditures of $447 million and payments for asset acquisitions of $33 million.

For the year ended December 31, 2024, net cash used in investing activities primarily relates to payments for acquisitions of business and assets of $1,136 million and net capital expenditures of $354 million.

Cash Flows used in Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was primarily driven by net proceeds from the issuance of Class A common stock sold in our IPO of $7,048 million, offset by $4,092 million net repayment of long-term borrowings, $1,970 million used to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain pre-IPO owners, and distributions to pre-IPO partners of $518 million.

For the year ended December 31, 2024, net cash used in financing activities primarily relates to a $1,210 million payment of additional tax distributions to certain partners to catch up on a pro-rata basis tax distribution previously paid to pre-IPO partners, distributions to pre-IPO partners of $308 million, and $63 million net repayment of long-term borrowings.
Indebtedness

The long-term borrowings and the effective interest rates, are summarized as follows:

		December 31, 2025
	Maturity dates by fiscal year	Amount (In millions)	Average effective interest rate
Long-term borrowings
Unsecured debt
Fixed	2029	$2,500	5.61%
Total unsecured debt		2,500
Secured debt
Fixed	2029	6,000	4.79%
Variable	2026 - 2030	$4,255	7.10%
Total secured debt		$10,255
Total debt		12,755
Less: amounts due within one year		$(76)
Total other(1)		$(195)
Total Long-term borrowings		$12,484
(1)Includes $41 million of embedded derivative related to the Dollar Term Loans and deferred financing costs.

Senior Secured and Unsecured Notes

During 2021, we issued senior secured notes with a principal amount of $4,500 million, at a fixed rate of 3.875% and maturity date of April 1, 2029 and senior unsecured notes with a principal amount of $2,500 million at a fixed rate of 5.250% with a maturity date of October 1, 2029.

During 2024, we issued senior secured notes with a principal amount of $1,500 million at a fixed rate of 6.250% and a maturity date of April 1, 2029.

Interest on all aforementioned secured and unsecured notes (collectively, the “Senior Notes”) is payable in cash on a semi-annual basis, with payments made in arrears on April 1 and October 1 of each calendar year.

Term Loan Facilities

During 2021, we borrowed $7,270 million under a senior secured term loan facility (the “Dollar Term Loans”), in addition to €435 million under a separate euro-denominated senior secured term loan facility (the “Euro Term Loans”), both established under a credit agreement (the “Credit Agreement”). The Credit Agreement permits us, at any time, subject to customary conditions, to request incremental term loans or incremental revolving credit commitments in an aggregate principal amount of up to (a) the greater of (1) $2,375 million and (2) an amount equal to 100% of our trailing consolidated EBITDA (as defined in the Credit Agreement) for the most recently ended period of four consecutive fiscal quarters for which financial statements are internally available, on a pro forma basis plus (b) certain additional amounts based on satisfaction of a certain consolidated first lien net leverage ratio and subject to certain other customary conditions.

During 2024, the Credit Agreement underwent three separate amendments. These amendments resulted in an increase of $520 million in the principal amount of the Dollar Term Loans, as well as an increase of €185 million in the aggregate principal amount of the Euro Term Loans. In addition, pursuant to the amendments, the applicable interest rate margins were lowered, resulting in a variable interest rate of Secured Overnight Financing Rate (“SOFR”) plus a spread of 2.25% for the Dollar Term Loans, and a variable interest rate of EURO Interbank offer Rate plus an applicable spread ranging from 2.25% to 2.75% based on certain of our debt ratios for the Euro Term Loans.

On July 31, 2025, the Credit Agreement was amended to reduce the margin spread and to extend the maturity of certain obligations. Upon the amendment, all of the Dollar Term Loans are subject to a margin spread of SOFR plus 2.00%. The principal amount of the outstanding Dollar Term Loans equal to $4,074 million will mature on October 21, 2028, which remained unchanged, while an aggregate principal amount of the outstanding Dollar Term Loans equal to $3,500 million will mature on October 23, 2030, extended from the original maturity date.

On December 18, 2025, we used a portion of the proceeds from the IPO to prepay a portion of the Dollar Term Loans with a maturity date of October 21, 2028 in the amount of $3,281 million and all of the outstanding principal of the Euro Term Loans, equivalent to $730 million. Per the terms of the Credit Agreement, the completion of the IPO also triggered a reduction in variable interest rate of 0.25%, resulting in a variable interest rate of SOFR plus 1.75% for the remaining Dollar Term Loans.

In connection with Credit Agreement amendments and the debt prepayments, the Company paid debt modification expenses of $6 and $24 for the years ended December 31, 2025 and 2024, respectively. The Company also incurred debt extinguishment losses of $58 and $32 for writing off unamortized issuing discounts and deferred financing costs associated with the debts repaid, for the years ended December 31, 2025 and 2024, respectively. These costs were included in Other (expense) income, net on the Consolidated Statements of Comprehensive Income.

The Dollar Term Loans require quarterly amortization payments of 0.25% of the amended principal due at each calendar quarter-end. These amortization payments were $76 million and $50 million for the years ended December 31, 2025 and 2024, respectively. The Euro Term Loans did not have any mandatory amortization payments.

Revolving Credit Facilities

During 2021, certain lenders have provided us with commitments under a $1,000 million senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility,” together with the Dollar Term Loans, the “Senior Secured Credit Facilities”).

The amendment to the Credit Agreement in 2024 extended the maturity date of the Revolving Credit Facility from October 21, 2026 to July 8, 2029 (subject to a springing maturity 91 days inside of the maturity date of all secured and unsecured notes and term loan facilities) and did not change the maximum borrowing capacity of $1,000 million or any other terms.

On March 28, 2025, we amended the Credit Agreement to permit letter of credit issuers to issue letters of credit in excess of their respective letter of credit commitments and to obligate the other lenders under our Revolving Credit Facility to participate in such letters of credit, subject to other customary limitations.

As of December 31, 2025 and 2024, the Revolving Credit Facility had several financial institutions as lenders for a maximum borrowing capacity of $1,000 million. The Revolving Credit Facility accrues commitment fees in respect of unfunded commitments thereunder. Letters of credit issued under the Revolving Credit Facility reduce availability under the Revolving Credit Facility dollar-for-dollar. As of December 31, 2025 and 2024, availability under the Revolving Credit Facility was $947 million and $951 million, respectively, after taking into account outstanding letters of credit of $53 million and $49 million, respectively. We borrowed and repaid $179 million and $166 million under the Revolving Credit Facility during the years ended December 31, 2025 and 2024, respectively, which resulted in no amounts outstanding as of December 31, 2025 or 2024.

Borrowings under the Revolving Credit Facility may be repaid and borrowed again, partially or wholly at any time, from time to time, as elected by us and interest is typically paid on a monthly or quarterly basis, depending on the interest period elected.

Financial Covenant

Our springing financial covenant in the Credit Agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under the Credit Agreement and the indentures governing our outstanding senior secured and unsecured notes are calculated in part based on financial measures similar to Adjusted EBITDA presented herein, which financial measures are determined at the Medline Borrower, LP (a fully-owned subsidiary of Medline Holdings) level and adjust for certain additional items such as contribution from acquisitions and the run-rate impact of signed contracts, cost savings and customer losses. These incremental adjustments, as calculated pursuant to such agreements, provide us with a net benefit to Adjusted EBITDA for ratio calculation purposes of $230 million and $197 million for the years ended December 31, 2025 and 2024, respectively. The springing financial covenant in the Credit Agreement requires compliance with a maximum ratio of consolidated first lien net indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) of 8.3x and is applicable solely to the Revolving Credit Facility, which ratio is tested on the last day of any fiscal quarter only if the aggregate principal amount of borrowings (excluding outstanding letters of credit (whether or not cash collateralized)) under the Revolving Credit Facility exceeds 35% of the greater of (a) the total amount of commitments under the Revolving Credit Facility on such day and (b) $1,000 million. While the springing financial covenant was not subject to testing as of December 31, 2025 as we did not have any outstanding borrowings under the Revolving Credit Facility at such time, our ratio of consolidated first lien net indebtedness to consolidated EBITDA as of the last day of any applicable fiscal quarter has not exceeded the maximum ratio permitted under the springing financial covenant. The failure to satisfy this ratio would impact our ability to borrow amounts committed under our Revolving Credit Facility which could have a material impact on our liquidity.

Cash Flow Hedges of Interest Rate Risk

We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of December 31, 2025, we held interest rate swaps with a notional value of $1,000 million and interest rate caps with a notional value of $2,000 million, both with a maturity date of December 2026.

Tax Receivable Agreement

In connection with the Reorganization, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by Medline to such pre-IPO owners of 90% of certain tax benefits, if any, that Medline actually realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) our allocable share of existing tax basis in Medline Holdings’ assets acquired in the IPO, (ii) increases in our allocable share of existing tax basis and tax basis adjustments to the tangible and intangible assets of Medline Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO, (iii) our utilization of certain tax attributes (including any existing tax basis) of the Blocker Companies, which we acquired in connection with the IPO, and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Sales or exchanges of Common Units by Unitholders to Medline are expected to result in increases in the tax basis of the assets of Medline Holdings. The existing tax basis, increases in existing tax basis, and the tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions available to us and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future. Changes in the estimate of expected tax benefits Medline would realize and the amount payable under the tax receivable agreement as a result of changes in tax rates will be reflected in our Consolidated Statements of Comprehensive Income. As of December 31, 2025, we had recorded a tax receivable agreement liability of $3,542 million.

We expect that the payments that we make under the tax receivable agreement will be substantial. Assuming: (i) a price of $42.00 per share of our Class A common stock, which was the closing price on December 31, 2025; (ii) a constant corporate tax rate of 25.7%; (iii) we had sufficient taxable income to fully utilize the tax benefits; and (iv) no material changes in tax law, if the Unitholders had exchanged all of the Common Units that they held on December 31, 2025, and assuming all Incentive Units had been converted to Common Units and subsequently exchanged for shares of Class A common stock at a price of $42.00 per share of Class A common stock as of such date, we would, as a result of such hypothetical exchange, have recorded an additional tax receivable agreement liability of approximately $7,458 million, generally payable over a 15-year period. We intend to fund the required payments under the tax receivable agreement from our pro rata share of distributions from Medline Holdings. Our ability to achieve benefits from existing tax basis, tax basis adjustments, or other tax attributes, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income.

See Part I, “Item 1A—Risk Factors—Risks Related to Our Organizational Structure—Our tax receivable agreement confers benefits upon certain of our pre-IPO owners”, “—In certain cases, payments under the tax receivable agreement may significantly exceed the actual benefits Medline Inc. realizes in respect of the tax attributes subject to the tax receivable agreement,” and “—In certain cases, payments under the tax receivable agreement may significantly exceed the actual benefits Medline Inc. realizes in respect of the tax attributes subject to the tax receivable agreement,” Note 11—Tax Receivable Agreement, and Note 19—Related Party to our consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report.
Contractual Obligations

The following table summarizes the approximate principal contractual obligations as of December 31, 2025:

	Total	Current	Noncurrent

Long-term borrowings	$12,755	$76	$12,679
Interest on borrowings (1)	2,536	643	1,893
Operating lease obligations (2)	903	92	811
Unconditional purchase obligations (3)	849	172	677
Pension obligations	72	5	67
Total contractual obligations	$17,115	$988	$16,127

(1)Interest payments on debt obligations are calculated for future periods using interest rates in effect as of December 31, 2025. Certain of these projected interest payments may differ in the future based on changes in reference rate index for variable debt or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2025. See Note 7—Credit Agreements and Borrowings to our audited consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report for additional information.

(2)We have operating leases for corporate offices, manufacturing and distribution facilities, vehicles, and equipment. Our leases have remaining terms ranging from less than 12 months to approximately 14 years, some of which may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option. As of December 31, 2025, our right-of-use assets related to operating leases were $432 million and our current and non-current operating lease liabilities were $66 million and $386 million, respectively. Also includes our future lease payments for executed operating lease agreements related to office spaces that have not yet commenced.

(3)Includes our significant contractual unconditional purchase obligations. These commitments do not exceed our projected requirements and are in the normal course of business. Examples include firm commitments for goods and service contracts.

Additionally, we have the contractual obligations under the tax receivable agreement to make payments to applicable pre-IPO owners of 90% of certain tax benefits, which are not reflected in the table set forth above. For further discussion of the tax receivable agreement, see Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement.”

Off Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity. See our audited Consolidated Financial Statements and related notes included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report.
Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which often require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses, and related disclosures. Our estimates are based on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. We evaluate our critical estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. This discussion is provided to supplement the descriptions of our accounting policies contained in Note 1—Nature of Business and Significant Accounting Policies to our audited consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

Revenue Recognition

Our net sales are generated principally from the sale of products. The amount of net sales recognized is adjusted for variable consideration, including sales rebates, distributor chargebacks, return allowances, scrap allowances, and other rights, which may require significant judgment in determining the amounts by which to reduce net sales. Our estimate of variable consideration and ultimate determination of the estimated amounts to include in the transaction price are based upon the contractual terms between us and our customers, products subject to a rebate, the lag between the sale and the payment of the rebate, and historical rebate payment trends. We estimate these amounts at the point net sales is recognized based on the expected value to be provided to the customer and reduces net sales accordingly. Our estimate of variable consideration and ultimate determination of the estimated amounts to include in the transaction price is based primarily on assessments of anticipated performance and historical information that is reasonably available to us. We have not made any material adjustments to our variable consideration estimates historically and in all periods presented.

Allowances for Refunds and Credit Losses

We maintain an allowance for doubtful accounts for estimated losses in the collection of amounts owed by customers. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical experience, specific allowances for known troubled accounts, other currently available information including customer’s financial condition, and both current and forecasted economic conditions. Changes in these factors, among others, may lead to adjustments in our allowance for credit losses. The calculation of the required allowance requires significant judgment by management. If the financial condition of our customers worsens, or economic conditions change, we may be required to make changes to our allowance for credit losses.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined primarily by the LIFO cost method. For certain foreign subsidiaries, cost is determined using the first-in, first-out method. A LIFO charge is recognized when the net effect of price increases on products held in inventory exceeds the impact of price declines, including the effect of products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on products held in inventory. On a periodic basis, we also write down inventories that are considered to be excess and obsolete. Our evaluation is based on historical and forecasted sales trends. Rebates received from vendors relating to the purchase or distribution of inventory are considered product discounts and are accounted for as reductions in the cost of inventory.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We make certain estimates and judgments in impairment assessments of goodwill and indefinite-lived intangible assets. For the qualitative review, we consider the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that impairment has occurred.

To perform a quantitative review for goodwill, we first estimate the fair value of our reporting unit. We consider all generally accepted valuation approaches to value a business or an entity, and rely on approach(es) that are deemed most suitable to estimate value as of the measurement date. We have generally used a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the reporting unit to similar businesses, or guideline companies whose securities are actively traded in public markets and select market multiple(s) deemed appropriate, and apply the selected multiple(s) to the reporting unit’s financial metric. Under the income approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit. The fair value is then estimated as a weighted average of the values indicated by the valuation approaches relied upon.

To perform a quantitative review for indefinite-lived intangible assets, we utilize the relief-from-royalty method for indefinite-lived trade names. The relief-from-royalty method assumes trade names have value to the extent their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate, and the weighted average cost of capital. If the net book values of the assets exceed fair value, an impairment charge will be recognized in an amount equal to that excess.

The annual impairment testing performed did not indicate any impairment of goodwill or indefinite-lived intangible assets for the years ended December 31, 2025 and 2024. For further information on the impairment test of goodwill or indefinite-lived intangible assets, see Note 1—Nature of Business and Significant Accounting Policies to our audited consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

Business Combination

We account for business combinations using the acquisition method of accounting, whereby the identifiable assets and liabilities of the acquired business, including contingent consideration, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Significant estimates may be used to determine the fair value of assets acquired and liabilities assumed. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisitions, as additional information about conditions existing at the acquisition date becomes available.

Tax Receivable Agreement

As detailed in Note 11—Tax Receivable Agreement to our audited consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report, we are party to a tax receivable agreement which provides for the payment by Medline Inc. to applicable pre-IPO owners of 90% of certain tax benefits, if any, that Medline Inc. actually realizes, or is deemed to realize, as a result of (i) Medline Inc.’s allocable share of existing tax basis in Medline Holdings’ assets acquired in the IPO, (ii) increases in Medline Inc.’s allocable share of existing tax basis and tax basis adjustments to the tangible and intangible assets of Medline Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO, (iii) Medline Inc.’s utilization of certain tax attributes (including any existing tax basis) of the Blocker Companies, which Medline Inc. acquired in connection with the Reorganization, and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

As of December 31, 2025, we have recognized a tax receivable agreement liability of $3,542 million for amounts due under the tax receivable agreement. The liability is determined based on the timing and amount of aggregate payments due under the tax receivable agreement, considering the income tax rates then applicable and the timing and terms of purchases or exchanges of Common Units (including the price of shares of Class A common stock at the time of any such purchase or exchange and the extent to which such transactions result in tax basis adjustments).If we do not generate sufficient taxable income in the aggregate over the term of the tax receivable agreement to utilize the tax benefits, then we are not required to make the related tax receivable agreement payments. Therefore, we would only recognize a liability for tax receivable agreement payments if we determine it is probable that we will generate sufficient future taxable income over the term of the tax receivable agreement to utilize the related tax benefits.

Deferred Income Taxes

In connection with the Reorganization and IPO, Medline Inc. acquired equity interest in Medline Holdings, the flow-through entity for U.S. federal tax purposes, and recognized a deferred tax liability for the difference between the U.S. GAAP financial reporting basis and the tax basis of our investment in Medline Holdings. In addition, we acquired certain tax attributes, including net operating loss and credit carryforwards, as well as interest expense carryforwards, and have recognized deferred tax assets relating to these amounts. A deferred tax asset was also recognized for the future tax benefits from tax receivable agreement payments.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

We are required to evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. When we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized, we record a valuation allowance against our deferred tax assets. Estimating future taxable income is inherently uncertain and requires judgment. As of December 31, 2025, we have recorded an immaterial valuation allowance against our deferred tax assets.

For further information on deferred income taxes and provision for income taxes, see Note 12—Income Taxes to our audited consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

For a discussion of recently adopted accounting standards and recently issued accounting standards not yet adopted, please see Note 1—Nature of Business and Significant Accounting Policies to our audited consolidated financial statements included under Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report..

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business from adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risks

We have international sales, including in Canada, certain countries in the EU, Japan, Australia, the United Kingdom, and certain countries in Latin America, among others, all of which have a different currency exposure than the U.S. dollar. We have a natural, partial operational hedge in some of these geographies where local manufacturing and assembly have been established for strategic purposes. However, we have exposure to the Mexican peso related to more significant manufacturing operations in Mexico. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations.

While we rarely hedge against foreign currency risk via derivative instruments, we monitor the movements of these currencies and actively engage in regional vendor load balancing to minimize foreign exchange risk. Our results of operations are subject to changes in foreign exchange rates due to the translation of our results to U.S. dollars, as well. A 10% appreciation/depreciation in the Mexican peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Mexican peso by approximately $35 million in the year ended December 31, 2025.

Interest Rate Risk

As of December 31, 2025, we had approximately $12,755 million of gross outstanding indebtedness including $4,255 million of borrowings at variable interest rates before considering deferred financing costs and embedded derivatives of $195 million. The borrowings under the Senior Secured Credit Facilities accrue interest at variable interest rates and thus are subject to interest rate risk.

Borrowings under the Dollar Term Loans Facility bear interest at a floating rate per annum, based on the SOFR plus an applicable spread. As of December 31, 2025, we had $4,255 million outstanding under the Dollar Term Loans Facility, bearing interest at variable rates. Each change of 25 basis point in interest rates would result in a net change of $5.5 million in annual interest expense on term loan borrowing after considering hedging instruments.

Borrowings under the Revolving Credit Facility bear interest at various rates per annum, all of which float with relevant rate indices, i.e., SOFR. As of December 31, 2025, we do not have borrowings outstanding under the Revolving Credit Facility. Although we do not have any borrowings outstanding under our Revolving Credit Facility as of December 31, 2025, had the Revolving Credit Facility been fully drawn, each change of 25 basis point in interest rates would result in a $2.5 million change in annual interest expense on such outstanding borrowings under the Revolving Credit Facility.

We have entered into interest rate swaps and interest rate caps to manage interest rate risk on our outstanding term debts. Interest rate swaps and interest rate caps allow us to effectively convert floating-rate payments into fixed-rate payments. Interest expenses on term debts are partially offset by the corresponding losses and gains on the related hedging instruments. The effective interest rate for USD denominated variable rate borrowings would change to 5.9% from 7.1% for the year ended December 31, 2025, after consideration of the related hedging instruments.

Item 8 - Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Review Report of Independent Registered Public Accounting Firm (PCAOB ID-42)	81
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	84
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023	85
Consolidated Statements of Stockholders’ Equity, Mezzanine Equity and Partners’ Capital for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023	86
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023	88
Notes to Consolidated Financial Statements	90

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Medline Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medline Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, mezzanine equity and partners’ capital and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued customer rebates

Description of the Matter
As disclosed in Note 1 to the consolidated financial statements under the caption “Revenue Recognition”, the Company’s product sales to customers are adjusted for variable consideration, including customer rebates, which are estimated at the point revenue is recognized. The Company’s estimate of customer rebates is based upon the contractual rebate terms between the Company and its customers, products subject to a rebate, the lag between the sale and the payment of the rebate, and historical rebate payment trends. At December 31, 2025, the Company had $406 million in customer rebates and distributor chargebacks, of which a large portion relates to customer rebates.
Auditing the customer rebates liability was challenging due to the significant volume of transactions and data related to product gross sales, customer rebate rates, as well as historical rebate payments, that are used in determining the accrual balance.

How We Addressed the Matter in Our Audit
To test the Company’s customer rebate liability, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimate, including, but not limited to, gross sales transactions, customer rebate rates, and historical rebate payments. We assessed the reasonableness of the data by corroborating payments to customer contracts and recalculated the variable consideration recognized based upon gross sales subject to the rebate and the executed rate per the customer contract and evaluated any differences. We recalculated the total variable consideration on gross sales and the related accrual based upon the historical rebates as a percentage of gross sales and an independently calculated lag between rebate recognition and settlement. We evaluated the change in the accrued liability by performing inquiries and analytical procedures considering changes in contractual rebate rates, expected lag, and gross sales performance. We also tested subsequent settlements of customer rebates to assess the impact to the accrual at the balance sheet date and compared that to the Company’s estimate.

Tax receivable agreement liability

Description of the Matter
As disclosed in Note 1 and Note 11 to the consolidated financial statements under the captions “Tax Receivable Agreement”, in connection with the Company’s initial public offering (IPO), the Company entered into the Tax Receivable Agreement (TRA) with certain pre-IPO owners. The TRA provides for the payment by the Company to such pre-IPO owners of 90% of certain tax benefits, if any, that the Company actually realizes, or is deemed to realize. Management calculates the TRA liability by determining the tax basis subject to the TRA and applying an assumed income tax rate to the basis differences to calculate the tax benefits. As of December 31, 2025, the Company has a liability due to the pre-IPO owners under the TRA of $3,542 million.
Auditing the initial TRA liability was challenging due to the complexity of management’s determination of tax basis used as an input to the TRA liability, specifically: (i) Medline Inc.’s allocable share of existing tax basis in Medline Holdings’ assets acquired in the IPO and (ii) increases in Medline Inc.’s allocable share of existing tax basis and tax basis adjustments to the tangible and intangible assets of Medline Holdings as a result of sales or exchanges of Common Units in connection with or after the IPO.

How We Addressed the Matter in Our Audit
To test the TRA liability, our audit procedures included inquiring of management and its external tax specialists, reviewing the tax receivable agreement to obtain an understanding of the TRA, and comparing the calculation to the TRA for consistency. With the support of income tax specialists, our testing included, among others, performing procedures to validate the existence, completeness, and accuracy of the underlying tax basis used in the calculation of the TRA liability, developing an independent calculation of the tax basis and comparing the independent calculation to management’s calculation to evaluate the reasonableness of the tax basis, and assessing management’s application of the tax laws.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Chicago, Illinois

February 25, 2026

MEDLINE INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)	As of December 31, 2025	As of December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,939	$199
Trade accounts receivable, net of allowance for credit losses of $152 and $108 as of December 31, 2025 and 2024, respectively	3,533	3,219
Inventories	4,769	4,456
Other current assets	438	398
Total current assets	10,679	8,272
Property, plant, and equipment, net	4,778	4,595
Other non-current assets
Goodwill	8,079	8,065
Intangible assets, net	13,893	14,559
Deferred tax assets	583	—
Other long-term assets	472	487
Total other non-current assets	23,027	23,111
Total assets	$38,484	$35,978
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY / PARTNERS’ CAPITAL
Current liabilities
Current portion of long-term borrowings and other short-term borrowings	$77	$78
Accounts payable	961	869
Accrued expenses and other current liabilities	1,452	1,493
Total current liabilities	2,490	2,440
Non-current liabilities
Long-term borrowings, less current portion	12,484	16,416
Tax receivable agreement liability	3,542	—
Other long-term liabilities	682	598
Total non-current liabilities	16,708	17,014
Total liabilities	$19,198	$19,454
Commitments and contingencies
Mezzanine equity	$—	$366
Stockholders’ equity / partners’ capital
Class A common stock, par value $0.0001 per share; 50,000 shares authorized; 812 and no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class B common stock, par value $0.0001 per share; 50,000 shares authorized; 502 and no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Preferred stock, par value $0.0001; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	10,717	—
Accumulated deficit	(7)	—
Partners’ capital	—	16,147
Accumulated other comprehensive income	27	11
Total Medline Inc. stockholders’ equity / partners’ capital	10,737	16,158
Noncontrolling interests	8,549	—
Total stockholders’ equity / partners’ capital	19,286	16,158
Total liabilities, stockholders’ equity and mezzanine equity / partners’ capital	$38,484	$35,978

See notes to consolidated financial statements.
[84]

MEDLINE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended
(in millions, except per share earnings)	December 31, 2025	December 31, 2024	December 31, 2023
Net sales	$28,432	$25,507	$23,231

Cost of goods sold	20,914	18,531	17,346
Gross profit	7,518	6,976	5,885

Operating expense
Selling, general and administrative expenses	4,524	4,108	3,867
Amortization of intangible assets	704	685	662
Other operating expenses	78	37	106
Total operating expense	5,306	4,830	4,635
Operating income	2,212	2,146	1,250

Other expense
Interest expense, net	(812)	(864)	(976)
Other (expense) income, net	(64)	(43)	1
Foreign exchange (loss) gain, net	(88)	7	(11)
Total other expense	(964)	(900)	(986)
Income before income taxes	1,248	1,246	264

Provision for income taxes	91	46	30
Net income	1,157	1,200	234
Net loss attributable to noncontrolling interests	(2)	—	—
Net income attributable to Medline Inc.	$1,159	$—	$—

Net loss per share attributable to Medline Inc.(1)
Basic and diluted	$(0.01)	N/A	N/A

Weighted average number of Class A common shares outstanding(1)
Basic and diluted	810	N/A	N/A

Other comprehensive income (loss), net of tax
Retirement plan, net of tax	$(8)	$—	$(2)
Net unrealized loss on derivative instruments	(89)	(88)	(115)
Currency translation adjustment	129	(89)	43
Total other comprehensive income (loss), net of tax	32	(177)	(74)
Total comprehensive income	1,189	1,023	160

Comprehensive loss attributable to noncontrolling interests	(2)	—	—
Comprehensive income attributable to Medline Inc.	$1,191	$1,023	$160

(1) Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from December 17, 2025, the date after the SEC declared effective the Company's Registration Statement on S-1 filed in connection with its IPO, through December 31, 2025, the period following the reorganization transactions and initial public offering. See Note 1—Nature of Business and Significant Accounting Policies and Note 18—Net Income (Loss) Per Share.

See notes to consolidated financial statements.
[85]

MEDLINE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, MEZZANINE EQUITY AND PARTNERS' CAPITAL

	Year ended December 31, 2025
	Mezzanine Equity	Partners’ Capital(1)	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity / Partners’ Capital
(in millions)	Amount	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2025	$366	$16,147	—	$—	—	$—	$—	$—	$11	$—	$16,158
Net income prior to reorganization transactions	13	1,153	—	—	—	—	—	—	—	—	1,153
Other comprehensive income prior to reorganization transactions	—		—	—	—	—	—	—	31	—	31
Distributions to partners prior to reorganization transactions	(8)	(510)	—	—	—	—	—	—	—	—	(510)
Reclass from liability-classified units prior to reorganization transactions	—	10	—	—	—	—	—	—	—	—	10
Units repurchased prior to reorganization transactions	(4)	(29)	—	—	—	—	—	—	—	—	(29)
Stock-based compensation prior to reorganization transactions	—	59	—	—	—	—	—	—	—	—	59
Balance, December 16, 2025	$367	$16,830	—	$—	—	$—	$—	$—	$42	$—	$16,872
Effect of the reorganization transactions	(367)	(16,830)	609	—	527	—	8,007	—	(16)	9,206	367
Issuance of Class A common stock, net of costs	—	—	248	—	—	—	7,008	—	—	—	7,008
Purchases of Class A common stock and redemptions of common units from pre-IPO owners	—	—	(45)	—	(25)	—	(1,323)	—	—	(647)	(1,970)
Exchange of common units for Class A common stock	—	—	—	—	—	—	10	—	—	(10)	—
Tax receivable agreement	—	—	—	—	—	—	(3,542)	—	—	—	(3,542)
Recognition of deferred tax assets from equity transactions							553	—			553
Net loss subsequent to reorganization transactions	—	—	—	—	—	—	—	(7)	—	(2)	(9)
Other comprehensive income subsequent to reorganization transactions	—	—	—	—	—	—	—	—	1	—	1
Stock-based compensation subsequent to reorganization transactions	—	—	—	—	—	—	4	—	—	2	6
Balance, December 31, 2025	$—	$—	812	$—	502	$—	$10,717	$(7)	$27	$8,549	$19,286
(1) Reflects Partners’ Capital, net of Accumulated other comprehensive income.

See notes to consolidated financial statements.
[86]

MEDLINE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, MEZZANINE EQUITY AND PARTNERS' CAPITAL

	Year ended December 31, 2024
	Mezzanine Equity					Partners' Capital
	Class A		Stock-based Compensation		Total Mezzanine Equity	Class A		Class B		Class B CUPI		Accumulated Other Comprehensive Income	Total Partners’ Capital
(in millions)	Units	Amount	Units	Amount	Amount	Units	Amount	Units	Amount	Units	Amount
Balance, January 1, 2024	128	$178	82	$55	$233	16,723	$16,422	754	$108	23	$26	$188	$16,744
Net income	—	10	—	27	37	—	1,104	—	35	—	24	—	1,163
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(177)	(177)
Reclass from liability-classified units	—	—	—	—	—	—	—	68	9	—	—	—	9
Units repurchased	—	—	(5)	(2)	(2)	—	—	(44)	(18)	—	—	—	(18)
Stock-based compensation	—	—	29	—	—	—	—	(57)	53	—	—	—	53
Adjustment of puttable common units to redemption value	—	58	—	—	58	—	(58)	—	—	—	—	—	(58)
Adjustment of stock-based compensation to redemption value	—	—	—	57	57	—	(57)	—	—	—	—	—	(57)
Distribution to partners	—	(9)	—	(8)	(17)	—	(1,435)	—	(64)	—	(2)	—	(1,501)
Balance, December 31, 2024	128	$237	106	$129	$366	16,723	$15,976	721	$123	23	$48	$11	$16,158

	Year ended December 31, 2023
	Mezzanine Equity					Partners' Capital
	Class A		Stock-based Compensation		Total Mezzanine Equity	Class A		Class B		Class B CUPI		Accumulated Other Comprehensive Income	Total Partners’ Capital
(in millions)	Units	Amount	Units	Amount	Amount	Units	Amount	Units	Amount	Units	Amount
Balance, January 1, 2023	128	$138	48	$18	$156	16,723	$16,290	680	$54	32	$15	$262	$16,621
Net income	—	—	—	—	—	—	234	—	—	—	—	—	234
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(74)	(74)
Capital contribution	—	—	—	—	—	—	84	—	—	—	—	—	84
Stock-based compensation	—	—	34	—	—	—	5	74	54	(9)	11	—	70
Adjustment of puttable common units to redemption value	—	40	—	—	40	—	(40)	—	—	—	—	—	(40)
Adjustment of stock-based compensation to redemption value	—	—	—	37	37	—	(37)	—	—	—	—	—	(37)
Distribution to partners	—	—	—	—	—	—	(114)	—	—	—	—	—	(114)
Balance, December 31, 2023	128	$178	82	$55	$233	16,723	$16,422	754	$108	23	$26	$188	$16,744

See notes to consolidated financial statements.
[87]

MEDLINE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net income	$1,157	$1,200	$234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,011	977	951
Stock-based compensation expense	76	61	78
Amortization of deferred financing costs	59	57	80
Embedded derivative on debt	(41)	—	—
Credit losses	54	63	8
Unrealized foreign exchange loss (gain), net	68	(10)	3
Amortization of inventory step-up	—	25	90
Loss on extinguishment of debt	58	32	—
Non-cash lease expense	72	61	47
Other non-cash adjustments	13	(22)	(5)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(355)	(256)	(153)
Inventories	(264)	(545)	444
Other assets	(126)	46	(92)
Accounts payable	73	106	136
Accrued expenses and other current liabilities	(92)	62	(112)
Other liabilities	(19)	(88)	(24)
Net cash provided by operating activities	1,744	1,769	1,685
Cash flows from investing activities
Purchases of property and equipment, net	(447)	(354)	(275)
Acquisitions of businesses, net of cash acquired	6	(1,126)	(16)
Cash paid for asset acquisitions	(33)	(10)	(10)
Other investing activities	—	(3)	(11)
Net cash used in investing activities	(474)	(1,493)	(312)
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	7,048	—	—
Purchase of Class A common stock and redemptions of Common Units from Pre-IPO owners	(1,970)	—	—
Payment for offering costs	(36)	—	—
Proceeds from long-term borrowings	7,569	15,932	—
Repayment for long-term borrowings	(11,661)	(15,995)	(77)
Repayments under lines of credit	(179)	(166)	—
Proceeds from lines of credit	179	166	—
Payment for debt issuance cost	—	(12)	—
Payment towards Class B unit repurchases	(33)	(20)	—
Distributions to partners	(518)	(1,518)	(114)
Net cash provided by (used in) financing activities	399	(1,613)	(191)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	23	2	4
Net change in cash and cash equivalents and restricted cash	1,692	(1,335)	1,186
Cash, cash equivalents and restricted cash, beginning of year	250	1,585	399
Cash, cash equivalents and restricted cash, end of year	$1,942	$250	$1,585

See notes to consolidated financial statements.
[88]

MEDLINE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental disclosure of cash flow information:
Cash payments for interest on borrowings	$944	$1,022	$1,126
Cash received from interest rate hedging activities	89	170	170
Cash payments for income taxes, net	62	101	52
Operating cash flows paid for operating leases	109	84	56
Right-of-use operating lease assets obtained in exchange for lease obligations	115	143	145
Non-cash purchases of property, plant and equipment	58	50	25
Recognition of tax receivable agreement liability	3,542	—	—
Recognition of deferred tax assets from equity transactions	553	—	—
Non-cash capital contribution	—	—	84

The following table provides reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	Year ended
(in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,939	$199
Restricted cash included in other current assets	3	51
Cash, cash equivalents and restricted cash	$1,942	$250

See notes to consolidated financial statements.
[89]

MEDLINE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Medline Inc., a Delaware corporation formed on November 6, 2024, is a holding company, and its material assets are its equity interests held directly or indirectly through wholly owned subsidiaries in Medline Holdings, LP (“Medline Holdings”), and its subsidiaries (together, the “Company” or “Medline”). The Company is a medical-surgical products and supply chain company, serving healthcare providers across the continuum of care. Its customers are primarily composed of hospitals, nursing homes and other health care providers located in the United States of America, Canada, Europe, Asia-Pacific (which includes Southeast Asia, Japan and Australia), Latin America (which includes Mexico), the Middle East and Africa.

Initial Public Offering

On December 16, 2025, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 filed in connection with its initial public offering (the “IPO”). The Company’s Class A common stock started trading on The Nasdaq Global Select Market on December 17, 2025. On December 18, 2025, the Company completed the IPO of its Class A common stock in which the Company issued and sold 248,439,654 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) for cash consideration of $29.00 per share. The IPO generated net proceeds of approximately $7,048 million after deducting underwriting discounts and commissions of approximately $157 million, but before deducting offering expenses of approximately $40 million. The Company used the proceeds (net of underwriting discounts and commissions) from the issuance of 179,000,000 shares ($5,078 million) in the IPO to purchase an equivalent number of newly issued Common Units from Medline Holdings, which Medline Holdings has in turn used $731 million of which to repay in full all outstanding Euro Term Loans (as defined herein) and $3,292 million of which to repay a portion of the outstanding USD Term Loans (as defined herein) which matures in 2028. The Company will use the remaining net proceed for general corporate purposes and to bear all of the expenses of the IPO. The Company has used the proceeds (net of underwriting discounts and commissions) from the issuance of 37,034,482 shares ($1,051 million) and the issuance of 32,405,172 shares ($919 million) pursuant to the exercise in full by the underwriters of their option to purchase additional shares in the IPO to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain pre-IPO owners.

Reorganization

On December 16, 2025, prior to the completion of the IPO, the Company executed several reorganization transactions (the “Reorganization”) and amended and restated Limited Partnership Agreement of Medline Holdings (the “LP Agreement”), resulting in the following:

•Medline Inc. became the general partner of Medline Holdings with 100% of the voting power and control of Medline Holdings.
•All outstanding Class A units and Class B catch-up profits interests units (“CUPIs”) of Medline Holdings were either (1) reclassified into Common Units, a new class of partnership interest of Medline Holdings, or (2) directly or indirectly exchanged for vested shares of Class A common stock and restricted stock units (“RSUs”) of Medline Inc. The holders of Common Units were also allocated shares of Class B common stock of Medline Inc. on a one-for-one basis with the number of their Common Units.
•All outstanding Class B units of Medline Holdings were either (1) reclassified into Incentive Units, a new class of partnership interest of Medline Holdings, or (2) directly or indirectly exchanged for vested shares of Class A common stock of Medline Inc., in the case of vested Class B units, and restricted stock awards (“RSAs”), RSUs, and options of Medline Inc., in the case of unvested Class B units.
•Holders of Incentive Units (“Incentive Unitholders”) have the right to exchange their vested Incentive Units for Common Units at the exchange rate defined by the amended LP Agreement.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
•Recognition of noncontrolling interests due to the pre-IPO owners retaining an economic interest in Medline Holdings related to Common Units and Incentive Units.
After the Reorganization, Medline Inc.’s sole material asset is a controlling equity interest in Medline Holdings. As the general partner of Medline Holdings, Medline Inc. now operates and controls all of the business and affairs of Medline Holdings, and has the obligation to absorb losses and receive benefits from Medline Holdings and, through Medline Holdings and its subsidiaries, operate the business. The Reorganization have been accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Medline Inc. recognize the assets and liabilities received in the Reorganization at their historical carrying amounts, as presented in the historical financial statements of Medline Holdings. Medline Inc. consolidates Medline Holdings on its consolidated financial statements and records a noncontrolling interest.

Basis of Presentation and Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles (“GAAP”). The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively. All adjustments, in the opinion of management, necessary to a fair statement of the results for the annual periods presented have been made.

The consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the Consolidated Balance Sheets and the presentation of net income (loss) is modified to present earnings and other comprehensive income (loss) attributed to controlling and noncontrolling interests.

The Company reclassified certain prior period amounts in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to the current year’s presentation. The changes relate to the inclusion of an immaterial financial statement line item within another line item for presentation purposes. The change did not have an impact on the Company’s financial condition, operating results, or cash flows.

Fiscal Periods

The Company’s fiscal year begins on January 1 and ends on December 31. The fiscal quarters are based on a four-four-five-week calendar with periods ending on the Saturday of the last week in the quarter, with the exception of December 31, which is always the fiscal year end date.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for credit losses, inventory valuation reserves, fair value of financial instruments, impairment of long-lived assets and goodwill, tax receivable agreement, deferred tax valuations, depreciation and amortization, actuarial assumptions, and fair value allocations related to business combinations. Actual results could differ from those estimates.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of 90 days or less to be cash equivalents. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. The Company presents its cash and cash equivalents under the liability extinguishment approach and, as a result, classifies its book overdrafts independent of deposit accounts as current liabilities. Of the cash held on deposit, essentially all of the cash balances were in excess of amounts insured by the Federal Deposit Insurance Corporation or other foreign provided bank insurance. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of its cash concentration. Restricted cash represents cash balances restricted as to withdrawal or use and are included in Other current assets on the Consolidated Balance Sheets. As of December 31, 2025, restricted cash was not material. As of December 31, 2024, restricted cash includes $47 million held in an escrow account related to settlement for ethylene oxide sterilization (“EtO”) litigation. See Note 13—Commitments and Contingencies for additional information on EtO related claims and litigation.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined primarily by the last-in, first-out (“LIFO”) method. The LIFO method presumes that the most recent inventory purchases are the first items sold and the inventory cost under LIFO approximates market. A LIFO charge is recognized when the net effect of price increases on products held in inventory exceeds the impact of price declines, including the effect of products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on products held in inventory. The Company recognized increases in the LIFO reserve of $83 million, $53 million, and $61 million in the years ended December 31, 2025, 2024 and 2023, respectively, all within Cost of goods sold in the Consolidated Statements of Comprehensive Income. For certain foreign subsidiaries, cost is determined using the first-in, first-out (“FIFO”) method. The LIFO method was used to value approximately 89% of the Company’s inventories for both December 31, 2025 and 2024. Estimated provisions are established for slow-moving and obsolete inventory based on historical and forecasted sales trends. Rebates received from vendors relating to the purchase or distribution of inventory are considered product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.

Accounts Receivable, Net of Allowance for Credit Losses

Accounts receivable are carried at amortized cost less an allowance for credit losses. Credit losses are determined utilizing a forward-looking model and are recognized in accordance with Accounting Standard Codification (“ASC”) 326 Financial Instruments - Credit Losses. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical experience, specific allowances for known troubled accounts, other currently available information including customer’s financial condition, and both current and forecasted economic conditions. The Company charges interest on overdue receivables and evaluates the collection of this interest. Net interest on overdue receivables was not material as of December 31, 2025, 2024 and 2023. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company does not reduce customer rebates from accounts receivable as right of set-off does not exist, and therefore, they are classified separately under Accrued expenses and Other Current Liabilities. See Note 6—Accrued Expenses and Other Current Liabilities for additional information.

Concentrations of Credit Risk

The Company diversifies the concentration of its cash by maintaining deposits with a number of major banks and investing in money market funds. The Company has a primary customer base within the healthcare industry, which is subject to volatility. Generally, the Company does not require collateral from its customers. The Company performs regular credit evaluations of the Company’s customers’ financial conditions and maintains reserves for expected losses through the established allowance for credit losses.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Research and Development Expenses

Research and development expenses are charged to earnings as incurred. Research and development costs for the years ended December 31, 2025, 2024 and 2023 were $80 million, $67 million and $60 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and amortization, using straight-line method over estimated useful lives. Fully depreciated assets remain on the books until disposal, at which point, the costs and accumulated depreciation are removed, and any resulting gain or loss is recognized in net income. Maintenance and repairs are expensed as incurred, while significant renewals are capitalized. Leasehold improvements are amortized over the shorter of their useful life or lease term.

Asset Class	Useful Life

Buildings and Improvements - Owned	15-40 years
Building Improvements - Leased	Shorter of 10 years/Remaining lease term
Land Improvements	15 years
Machinery and Equipment	3-20 years
Computer Software	3 years
Furniture and Fixtures	7 years
Auto and Trucks	5-7 years

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant, and equipment, definite-lived intangible assets and right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flow from use of the asset and its eventual disposition is less than the carrying amount of that asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis if market value is not readily available or attainable. No material impairment was recorded for the year ended December 31, 2025.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed for a business combination.
The Company performs its annual goodwill impairment test in October and monitors for interim indicators of impairment on an ongoing basis. Goodwill is tested for impairment at the reporting unit level. When performing the annual goodwill impairment assessment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test; otherwise, no further analysis is required.

The quantitative goodwill impairment test compares the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess, limited to the total goodwill allocated to that reporting unit. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired. See Note 5—Goodwill and Intangible Assets for additional information about the Company’s impairment assessment.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Intangible Assets

Intangible assets are initially measured at fair value and consist of trade names, customer relationships and developed technology from acquisitions by the Company. The definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 2 - 21 years.

The Company performs its annual indefinite-lived assets impairment test in October and monitors for interim indicators of impairment on an ongoing basis. The impairment test for indefinite-lived intangibles involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. To perform the qualitative review, the Company uses estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If management concludes that it is more likely than not that the fair value is less than its carrying amount, the Company conducts a quantitative impairment test; otherwise, no further analysis is required.

The quantitative test compares the estimated fair value of the indefinite-lived intangible asset to the respective asset’s carrying amount. If the carrying value of the indefinite-lived intangible exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess. If the estimated fair value of the indefinite-lived intangible exceeds the carrying value, the asset is not impaired. See Note 5—Goodwill and Intangible Assets for additional information about the Company’s impairment assessment.

Leases

The Company enters into operating leases primarily for corporate offices, manufacturing and distribution facilities, vehicles and equipment. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identifiable asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Operating lease right-of-use assets and corresponding operating lease liabilities are recognized in the Company’s Consolidated Balance Sheets at lease commencement date based on the present value of lease payments over the lease term. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Some lease arrangements include payments that are adjusted periodically based on actual charges incurred for common area maintenance, utilities, taxes and insurance, or changes in an index or rate referenced in the lease. The fixed portion of these payments is included in the measurement of right-of-use assets and lease liabilities at lease commencement, while the variable portion is recorded as variable lease expense. As most of the leases do not provide an implicit rate, the Company uses incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company’s lease agreements contain lease components and non-lease components. The Company elected the practical expedient to combine lease and non-lease components into one single lease component for all asset classes other than certain arrangements with embedded lease assets. For embedded lease assets, the Company accounts for the lease components and non-lease components separately. The Company, from time to time, subleases certain portions of real estate property, resulting in sublease income. The Company does not recognize lease liabilities or right-of-use assets for short-term leases with a term of less than 12 months.

The Company’s leases have remaining lease terms ranging from less than 12 months to approximately 14 years. The lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
As a lessor, the Company enters into operating leases primarily for corporate offices and distribution facilities. The contracts generally do not contain options to purchase the underlying assets. Other contractual terms, including options to shorten or extend the lease term, vary by contract. The contracts generally also include non-lease components such as utilities, maintenance, and other services, for which payments are variable and immaterial to the Company. For all asset classes, the Company elected the practical expedient to account for the lease and non-lease components as a single lease component under ASC 842, “Leases”. See Note 9—Leases for additional information on the Company’s leases.

Revenue Recognition

The Company’s revenues are generated principally from the sale of products. The majority of the sales transactions are supported by an underlying agreement or a formal purchase order. Revenue is recognized as performance obligations under the terms of the contract are satisfied, which generally occurs with the transfer of control. The Company transfers control and recognizes revenue when product is shipped to customers or when product arrives at destination, depending on the shipping term; customers have legal title to the product; and the Company has a right to payment for such product. Significant judgment is generally not required to determine the timing of satisfying the performance obligation. Revenue is measured as the amount of consideration the Company expects to receive in exchange for those products. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the customer, which are treated as fulfillment costs and primarily included in Selling, general and administrative expenses. Since the Company typically invoices customers when performance obligations are satisfied, the Company does not have material contract assets or contract liabilities. The Company’s credit terms typically range from net 30 to 60 days from the invoice date and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.
The Company generally warrants that its products will conform to pre-established specifications and that its products will be free from material defects for a limited time. The Company limits its warranty to the replacement of defective parts, or a refund or credit of the price of the defective product. The Company does not account for these warranties as separate performance obligations. Warranty claims are not material as a majority of the Company’s products are consumables.

Although products are generally sold at fixed prices, certain customers receive cash discounts, customer rebates, distributor chargebacks, return allowances, scrap allowances, and other rights, which are accounted for as variable consideration and may require significant judgment in determining the amounts by which to reduce revenue. Customer rebates typically represent the most significant component of variable consideration, with distributor chargebacks generally constituting the next largest category. The Company estimates these amounts at the point that revenue is recognized based on the expected value to be provided to the customer and reduces revenue accordingly. The amount of variable consideration recognized as revenue is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. The Company’s estimate of variable consideration and ultimate determination of the estimated amounts to include in the transaction price are based upon the contractual terms between the Company and its customers, products subject to a rebate, the lag between the sale and the payment of the rebate, and historical rebate payment trends.

See Note 20—Segment Information for disaggregation of net sales by product category, geography, and sales office as the Company believes that it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors.

Cost of Goods Sold

The primary components of cost of goods sold include the cost of the product (net of purchase discounts, supplier rebates), direct and certain indirect labor, overhead cost, including depreciation and freight incurred to transport inventories from a supplier location or in between Company locations. Costs related to purchasing, receiving, inspections, warehousing, and other costs of the Company’s distribution network are included in Selling, general and administrative expenses.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-based Compensation

The Company issues stock-based awards to employees that are generally in the form RSUs, restricted stock awards (“RSAs”), stock options, or incentive units. These awards are generally equity classified. Compensation cost for equity awards is measured at their grant-date fair value. The grant date fair value of RSUs and RSAs is based on the fair value of the Company’s underlying common stock. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company’s equity award on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. Generally, RSUs, RSAs, incentive units, and stock options have graded vesting. For graded vesting awards with service only conditions, the Company recognizes expense using the straight-line attribution method over the requisite service period. Forfeitures are accounted for as they occur.

Additionally, stock-based compensation includes other stock-based awards, such as awards that include performance conditions and may be settled in restricted shares with time-based vesting. Awards with performance conditions are generally liability classified and remeasured at fair value through settlement. Upon settlement, these awards are reclassified as equity, and their fair value is finalized at the grant date.

See Note 17—Stock-based Compensation for a discussion of the Company’s stock-based compensation plans and awards.

Net Income (loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted average number of common stock outstanding during the period. Diluted net income (loss) per unit is computed by dividing net earnings or losses attributable to the Company by the weighted-average shares outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on net income (loss) per share. The treasury stock method is applied to equity incentive plans, while the if-converted method is used for instruments with conversion features.

All net income prior to the IPO was entirely allocable to partners of Medline Holdings. As a result of the Reorganization and IPO, the Company’s capital structure before and after IPO are not comparable, and the presentation of net income per share for the periods prior to the IPO is not meaningful and not presented herein. See Note 18—Net Income per Share for additional information.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with ASC 740, “Income Taxes”, and Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records any tax on Global Intangible Low-Taxed Income (“GILTI”) in the provision for income taxes in the year it is incurred.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest and income tax expense, respectively. The Company had no amounts accrued for interest or penalties related to unrecognized tax benefits as of December 31, 2025 and 2024. The Company does not expect the total amount of unrecognized tax benefits to substantially change in the next 12 months.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners that provides for the payment by Medline Inc. to such pre-IPO owners of 90% of certain tax benefits, if any, that Medline Inc. realizes, or is deemed to realize. The Company recognizes obligations arising under the TRA in accordance with ASC 450, “Contingencies”. Obligations under the TRA are accrued when it is probable that a liability has been incurred and its amount is estimable. Liabilities associated with the TRA are classified as either current or noncurrent based on the expected date of payment and are presented in the Consolidated Balance Sheets under the captions Accrued expenses and other current liabilities and Tax receivable agreement liability, respectively. The exchange of partnership interest will result in an increase in TRA liabilities with a corresponding adjustment to Additional paid-in capital. Subsequent remeasurement of the TRA liabilities is recognized in the Consolidated Statements of Comprehensive Income as a component of Other (expense) income, net. See Note 11—Tax Receivable Agreement for additional information.

Loss contingencies

The Company is subject to various legal actions that are ordinary course and incidental to the business, including contract disputes, employment, workers’ compensation, product liability, auto liability, regulatory and other matters. The Company maintains insurance coverage for employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of the best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. The Company adjusts the recorded contingent liability from time to time based upon periodic assessment of the potential outcomes of the pending matters. See Note 13—Commitments and Contingencies for additional information.

Interest expense, net

Interest expense, net primarily consists of interest expense of the Company’s borrowings, net interest settlements of interest rate derivatives, amortization of deferred finance costs including original issue discounts on debt, reduced by interest income on bank deposits and liquid financial instruments, customer interest income and other interest income.

Defined Benefit Pension Plans

The Company uses appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans. Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. Pension expense on the defined benefit plans is based on management’s assumptions and consists of the actuarially computed costs of pension benefits in respect of the current year’s service, expected return on plan assets, interest on pension obligations, amortization of net gains or losses, and amortization of prior service costs or credits. In addition, the Company is required to recognize as a component of Other comprehensive income (loss), net of tax the actuarial gains or losses and the prior service costs or credits that arise during the year but are not immediately recognized as components of net periodic benefit costs. The amortization of net gains or losses is based on a straight-line amortization of net gains or losses.
The Company accounts for its defined benefit pension plans in conformity with sections of ASC 715, “Compensation - Retirement Benefits”. This guidance requires an employer to recognize the funded status of its defined benefit pension plans as a net asset or liability in its statement of financial position, with an offsetting amount in Accumulated other comprehensive income (loss), net of tax and to recognize changes in that funded status in the year in which changes occur through comprehensive (loss) income.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Translation of Financial Statements of Foreign Subsidiaries

The Company’s foreign subsidiaries typically use the local currency as their functional currency. The consolidated assets and liabilities of the foreign subsidiaries are translated at exchange rates in effect at the balance sheet date. Income statement activity with respect to the operations of these subsidiaries is converted at the average rate for the period. The effect of the foreign currency translation is recorded in Accumulated other comprehensive income (loss).

Derivative Financial Instruments

Derivative financial instruments are used primarily to manage interest rate and foreign currency exchange exposures, and are recorded at fair value in the Company’s Consolidated Balance Sheets.

The Company uses interest rate derivatives such as interest rate swaps and caps to add stability to interest expense and to manage its exposure to interest rate movements. The Company designates certain of its interest rate derivatives as hedging instruments in cash flow. A derivative qualifies for hedge accounting if, at inception, it is expected to be highly effective in offsetting the underlying hedged cash flows and the Company formally designates and documents the hedging relationship in accordance with ASC 815, “Derivatives and Hedging”. For derivatives designated and qualified as cash flow hedges of interest rate risk, the gain or loss from the fair value change of the derivative is recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into Interest expense, net in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis through an amortization approach. The Company evaluates hedge effectiveness of the derivative instruments at inception and on an ongoing basis, and ineffective portions of the fair value change of the derivatives are recognized in earnings following the date when ineffectiveness was identified. Derivatives not designated as hedges are marked-to-market at the end of each reporting period with the fair value change included in earnings. See Note 15—Derivatives and Hedging Activities Risk Management for additional information.

Fair Value of Financial Instruments

The Company is required to estimate fair value using a three-tiered hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 provides the most reliable measure of fair value; whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows.
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable and accounts payable, approximates fair value due to the short maturities of these instruments.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated amounts by certain jurisdictions related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The Company has adopted this standard on a prospective basis in 2025. See Note 12—Income Taxes for additional information.

Recently Issued Accounting Standards Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 amends various areas of the ASC to (1) clarify, (2) correct errors, or (3) make minor improvements. The ASU intends to make the ASC easier to understand and apply in cases in which the original guidance may have been unclear. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. Entities may adopt the guidance using a prospective or retrospective approach. The Company expects adoption of this ASU would not have a material impact on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (ASC 270): Narrow Scope Improvements. ASU 2025-11 clarifies existing interim disclosure requirements and the applicability of ASC 270 and does not expand or reduce interim disclosure requirements. The ASU also includes a disclosure principle that requires entities to disclose material events and changes occurring since the end of the most recent annual reporting period, which may be presented either on the face of the interim financial statements or in the accompanying notes. The ASU is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. Entities may adopt the guidance using a prospective or retrospective approach. The Company expects adoption of this ASU would not have a material impact on the interim consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (ASC 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The amendments are effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods. Early adoption is permitted. Entities may adopt the guidance using a prospective, retrospective, or modified transition approach. The Company is currently evaluating the impact of adopting this new standard on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (ASC 815) and Revenue from Contracts with Customers (ASC 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 refines the scope of derivative accounting by excluding certain non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The scope exception does not apply to variables based on a market rate, market price, market index, the price, or performance of a financial asset or liability, contracts (or features) involving an issuer’s own equity or options on debt instruments. In addition, the amendments clarify that share-based noncash consideration received from a customer should be accounted for under the noncash consideration guidance in ASC 606. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. Entities may adopt the guidance either prospectively or on a modified retrospective basis. The Company expects adoption of this ASU would not have a material impact on the consolidated financial statements.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the guidance for internal-use software by eliminating references to development stages and clarifying the criteria for capitalization. Under the new guidance, capitalization begins when (1) management authorizes and commits to funding the project and (2) it is probable that the project will be completed, and the software will be used as intended. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. Entities may adopt the guidance using a prospective, retrospective, or modified transition approach. The Company expects adoption of this ASU would not have a material impact on the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 introduces a practical expedient allowing entities to assume current economic conditions, as of the balance sheet date, remain unchanged when estimating expected credit losses for current trade receivables and contract assets. The standard is effective for fiscal years beginning after December 15, 2025 on a prospective basis, and including interim periods, with early adoption permitted. The Company expects adoption of this ASU would not have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard, later clarified by ASU No. 2025-01, requires public business entities to, among other things, 1) disclose disaggregated information about certain income statement line items into one or more of the natural expense categories such as purchases of inventory; employee compensation, depreciation, and intangible asset amortization, where such expenses are included; 2) present certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP in tabular disclosure on an annual and, when applicable, interim basis; and 3) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its disclosures.
NOTE 2 - ACQUISITIONS

Microtek

On August 1, 2024, the Company acquired all of the outstanding shares of the global surgical solutions business of Ecolab (the “Microtek” business) pursuant to a share purchase agreement for $905 million cash consideration. The primary purpose of the business combination was to expand the Medline Brand business (defined in Note 20—Segment Information) by creating synergies based on Ecolab’s expertise in innovative sterile drape solutions for patients and operating room equipment, while also bolstering a capability for temperature management systems used in the operating room. This acquisition also creates an opportunity for the Company to add design and development capabilities to support original equipment manufacturer customers. With these new capabilities, the Company will be able to support cutting edge medical device companies to bring innovative solutions to healthcare customers. The Company will also use its existing platform to expand margins on acquired Microtek contracts.

The acquisition met the requirements to be considered a business combination under ASC 805, “Business Combinations” (“ASC 805”) and was accounted for using the acquisition method of accounting. Results of operations of this acquired business are included in the Company’s consolidated financial statements beginning from the date of acquisition. The Microtek acquisition contributed $127 million of net sales and an immaterial amount of net income for the year ended December 31, 2024. The Company has allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values at the acquisition date as required under ASC 805.

MEDLINE INC.

NOTE 2 - ACQUISITIONS (Continued)
During the year ended December 31, 2025, the Company recorded measurement period adjustments as a result of additional facts and circumstances that existed as of the acquisition date. Total net adjustments of $4 million were offset by an increase in goodwill acquired from $418 million to $422 million. The adjustments primarily relate to updated valuations of Trade accounts receivable, Inventories, Other long-term assets and Other long-term liabilities as well as a reclassification of $11 million from Other long-term liabilities to Accrued expenses and other current liabilities. In addition, an adjustment which decreased Trade accounts receivable also reduced the purchase price by $6 million. These adjustments did not have a material impact on the Consolidated Statements of Comprehensive Income.

The Company has allocated the final purchase price to the assets acquired and the liabilities assumed based on their fair values as of August 1, 2024 as below:

(in millions)	Amount
Cash and cash equivalents	$36
Trade accounts receivable	40
Other current assets	8
Inventories	113
Property, plant, and equipment	41
Other long-term assets	17
Intangible assets	336
Accounts payable	(39)
Accrued expenses and other current liabilities	(46)
Other long-term liabilities	(22)
Income taxes payable	(1)
Total identifiable net assets	483
Goodwill	422
Net assets acquired, at fair value	$905

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill. $427 million of the goodwill is estimated to be tax deductible over the amortizable period. Goodwill is comprised of expected synergies related to the combined operations, trade name, and customer relationships acquired in the business combination.

At the date of acquisition, the fair values for trade name and developed technology were determined using the relief from royalty method and the fair value of customer relationships was determined using the distributor method. The Company considers the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the fair value which includes discount rates, revenue growth and royalty rates. The identifiable intangible assets acquired subject to amortization have a weighted average useful life of 11 years.

Below is a summary of the intangible assets acquired in the acquisition:

(in millions)	Amount	Useful life
Trade Name	$60	Indefinite
Developed Technology	186	10 years
Customer Relationships	90	12 years
Total	$336

MEDLINE INC.

NOTE 2 - ACQUISITIONS (Continued)
The following unaudited pro forma results were prepared using the acquisition method of accounting and were based on the historical financial information of the Company and Microtek. In order to reflect the occurrence of the acquisition of January 1, 2023 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair value of the intangible assets acquired, incremental cost of sales related to the fair value adjustments on acquisition-date inventory, and the reclassification of acquisition-related costs incurred during the years ended December 31, 2024 and 2023. The pro forma results below are not necessarily indicative of the results that would have been if this acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future. The proforma result does not reflect any realization of cost savings or synergies associated with the acquisition.

	Year ended
(in millions)	December 31, 2024	December 31, 2023
Net revenue	$25,689	$23,588
Net income	1,272	261

For the year ended December 31, 2024, the Company incurred $25 million of incremental cost of sales from the fair value step-ups on acquired Microtek inventory that was sold in 2024. The Company also incurred $11 million of additional amortization expense from the fair values of identifiable intangible assets acquired. The unaudited pro forma combined financial information includes adjustments to reflect incremental amortization expense based on the fair values of the identifiable intangible assets acquired and some immaterial nonrecurring transaction expenses directly attributable to the acquisition.

Acquisition-related costs for Microtek were included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income as incurred during the years ended December 31, 2025 and 2024 were not material.

Sinclair Dental

On February 1, 2024, the Company, through its indirect wholly-owned subsidiary Medline Canada, Corporation, acquired all the outstanding shares of Sinclair Dental Co. Ltd. (“Sinclair Dental”) pursuant to the terms of a share purchase agreement in exchange for $195 million cash consideration. The primary purpose of the acquisition was to expand Medline Supply Chain Solutions business (defined in Note 20—Segment Information) by creating synergies based on Sinclair Dental’s expertise in dental equipment and supplies distribution and expand the Company’s product and service offerings. The Company will also use its existing platform to expand margins on acquired Sinclair Dental contracts. The acquisition met the requirements to be considered a business combination under ASC 805 and was accounted for using the acquisition method of accounting. Results of operations of this acquired business are included in the Company’s consolidated financial statements beginning from the date of acquisition. The Company has allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values at the acquisition date as required under ASC 805.

MEDLINE INC.

NOTE 2 - ACQUISITIONS (Continued)
The Company has allocated the final purchase price to the assets acquired and the liabilities assumed based on their fair values as of February 1, 2024 as below:

(in millions)	Amount
Cash and cash equivalents	$3
Trade accounts receivable	29
Other current assets	2
Inventories	24
Property, plant, and equipment	3
Other long-term assets	6
Intangible assets	93
Accounts payable	(8)
Accrued expenses and other current liabilities	(21)
Other long-term liabilities	(7)
Income taxes payable	(16)
Total identifiable net assets	108
Goodwill	87
Net assets acquired, at fair value	$195

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is not deductible for tax purposes. Goodwill is comprised of expected synergies for the combined operations, trade name, and customer relationships acquired in the business combination.

At the date of acquisition, the fair value for trade name was determined using the relief from royalty method and the fair value of customer relationships was determined using the excess earnings method. The Company considers the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the fair value which includes discount rates, revenue growth and royalty rates. The intangible assets acquired subject to amortization have a weighted average useful life of 13 years. Below is a summary of the intangible assets acquired in the acquisition:

(in millions)	Amount	Useful life
Trade name	$19	7 years
Customer relationships	74	14 years
Total	$93

Acquisition-related costs for Sinclair Dental were included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income as incurred during the year ended December 31, 2024 and were not material.

United Medco

On January 4, 2024, the Company acquired 100% of the shares of United Medco, LLC. United Medco, LLC is a national wholesaler and distributor of over-the-counter drugs, personal care, and daily living products to the managed care marketplace. Total purchase consideration of $53 million consisted of $33 million cash consideration and a contingent liability at a fair value of $20 million at closing. United Medco, LLC brought growth to the Company’s health plans business by augmenting the Company’s best-in-class distribution capabilities and expanding the Company’s supplemental benefits offerings. The Company gained access to United Medco, LLC’s valued customer base and further grew in the managed care space.

MEDLINE INC.

NOTE 2 - ACQUISITIONS (Continued)
The acquisition met the requirements to be considered a business combination under ASC 805 and was accounted for using the acquisition method of accounting. Results of operations of this acquired business are included in the Company’s consolidated financial statements beginning as of the date of acquisition. The Company has allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values at the acquisition date as required under ASC 805.

The maximum payout amount under the contingent liability is $35 million. The actual payout amount is based on the defined metrics for fiscal year 2024 and 2025 and will be paid over two years. The Company recorded the contingent liability of $20 million on the acquisition date with $8 million as Other current liabilities and $12 million as Other long-term liabilities in the Company’s Consolidated Balance Sheets. At the date of acquisition, the fair value of contingent consideration liability was estimated using a Monte Carlo simulation model. The contingent liability will be remeasured to fair value at each reporting date until the liability is resolved, with changes in fair value being recognized within Other operating expenses in the Company’s Consolidated Statements of Comprehensive Income.

The Company has allocated the final purchase price to the assets acquired and the liabilities assumed based on their fair values as of January 4, 2024 as below:

(in millions)	Amount
Inventories	$9
Trade accounts receivable	5
Property, plant, and equipment	2
Other long-term assets	2
Intangible assets	24
Accounts Payable	(10)
Accrued expenses and other current liabilities	(7)
Other long-term liabilities	(1)
Total identifiable net assets	24
Goodwill	29
Net assets acquired, at fair value	$53

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. Goodwill is comprised of expected synergies for the combined operations.

At the date of acquisition, the fair value for trade name was determined using the relief from royalty method and the fair value of customer relationships was determined using the excess earnings method. The Company considers the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the fair value which includes discount rates, revenue growth and royalty rates. The intangible assets acquired subject to amortization have a weighted average useful life of 10 years. Below is a summary of the intangible assets acquired in the acquisition:

(in millions)	Amount	Useful life
Trade name	$2	2 years
Customer relationships	22	11 years
Total	$24

Acquisition-related costs for United Medco were included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income as incurred during the year ended December 31, 2024 and were not material.

MEDLINE INC.

NOTE 3 - INVENTORIES
Inventories consisted of the following as of:

(in millions)	December 31, 2025	December 31, 2024
Raw materials and work in process, net	$748	$676
Finished goods, net	4,021	3,780
Inventories, net	$4,769	$4,456

If LIFO inventories had been valued on a current cost or FIFO basis, they would have been greater by $359 million and $276 million as of December 31, 2025 and 2024, respectively. The inventory reserve for obsolescence was $44 million and $35 million as of December 31, 2025 and 2024, respectively.
NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consists of the following as of:

(in millions)	December 31, 2025	December 31, 2024
Machinery, equipment, and fixtures	$1,399	$1,190
Buildings and improvements	3,066	2,989
Land and improvements	621	640
Vehicles	301	287
Construction in progress	466	316
Leasehold improvements	60	11
Computer software	26	23
Total property, plant, and equipment	5,939	5,456

Less: Accumulated depreciation and amortization	(1,161)	(861)
Property, plant, and equipment, net	$4,778	$4,595

Depreciation expense related to property, plant, and equipment for the years ended December 31, 2025, 2024 and 2023 was $307 million, $292 million, and $289 million, respectively.
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

During 2024, the Company reorganized operations to align around its two primary reportable segments, Medline Brand and Supply Chain Solutions. Subsequent to the reorganization, each of the reportable segments also represents a single reporting unit. See Note 20—Segment Information for additional information.

In 2024, total goodwill of $8,070 million was allocated to the new reporting units based on their relative fair value with $6,716 million assigned to Medline Brand and $1,354 million assigned to Supply Chain Solutions. In conjunction with the change in reportable segments, the Company evaluated goodwill for impairment, both before and after the segment change and determined that the goodwill was not impaired.

MEDLINE INC.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS (Continued)
Changes in the carrying amount of Goodwill were as follows:

(in millions)	Medline Brand	Supply Chain Solutions	Total
Balance, December 31, 2023			$7,532
Acquisitions			538
Allocation to reporting segments	$6,716	$1,354	$8,070
Currency translation adjustments	(4)	(1)	(5)
Balance, December 31, 2024	$6,712	$1,353	$8,065
Measurement period adjustments	4	—	4
Currency translation adjustments	8	2	10
Balance, December 31, 2025	$6,724	$1,355	$8,079

Identifiable intangible assets consist of the following as of:

	December 31, 2025				December 31, 2024
(in millions)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	15	$10,692	$(2,364)	$8,328	16	$10,679	$(1,787)	$8,892
Trade names	5	25	(10)	15	6	24	(4)	20
Developed technology	15	2,167	(447)	1,720	16	2,142	(325)	1,817
Total finite-lived intangible assets		$12,884	$(2,821)	$10,063		$12,845	$(2,116)	$10,729
Indefinite-lived trade names		$3,830	—	$3,830		$3,830	—	$3,830
Intangible assets, net		$16,714	$(2,821)	$13,893		$16,675	$(2,116)	$14,559

The carrying amount of intangible assets, net as of December 31, 2025 includes the final fair values for customer relationships, trade names and developed technology assets. See Note 2—Acquisitions for additional information.

The annual impairment testing performed did not indicate any impairment of goodwill or intangible assets for the years ended December 31, 2025, 2024, and 2023.

Estimated amortization expense for the next five years and thereafter is as follows:

(in millions)	Total
2026	$704
2027	704
2028	704
2029	702
2030	701
Thereafter	6,548
$10,063

MEDLINE INC.

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The elements of accrued expenses and other current liabilities are as follows as of:

(in millions)	December 31, 2025	December 31, 2024
Payroll	$323	$330
Customer rebates and distributor chargebacks	406	365
Interest payable, net	144	163
Indirect tax payable	87	83
Lease liability	66	76
Litigation accrual (EtO)	—	174
Income taxes payable	24	4
Other	402	298
Total accrued expenses and other current liabilities	$1,452	$1,493
NOTE 7 – CREDIT AGREEMENTS AND BORROWINGS

The Company’s current portion of long-term borrowings and other short-term borrowings consists of the following as of:

(in millions)	December 31, 2025	December 31, 2024
Current portion of long-term debt (1)	$76	$76
Other short-term debt	1	2
Total	$77	$78
(1) Consists of a portion of the secured Dollar Term Loans bearing variable interest rate.

The long-term borrowings and the effective interest rates are summarized as follows as of:

		December 31, 2025		December 31, 2024
	Maturity dates by fiscal year	Amount (in millions)	Average effective interest rate	Amount (in millions)	Average effective interest rate
Long-term borrowings
Unsecured debt
Fixed	2029	$2,500	5.61%	$2,500	5.61%
Total unsecured debt		2,500		2,500
Secured debt
Fixed	2029	6,000	4.79%	6,000	4.66%
Variable (euro-denominated) (1)	—	—	—%	645	6.68%
Variable	2026 - 2030	4,255	7.10%	7,612	8.74%
Total secured debt		10,255		14,257
Total debt		12,755		16,757
Less: amounts due within one year		(76)		(76)
Total other (2)		(195)		(265)
Total Long-term borrowings		$12,484		$16,416
(1) Includes exchange rate adjustments.
(2) Includes $41 million of embedded derivative related to the Dollar Term Loans and deferred financing costs.

MEDLINE INC.

NOTE 7 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
Long-Term Debt
Senior Secured and Unsecured Notes

During 2021, the Company issued senior secured notes with a principal amount of $4,500 million, at a fixed rate of 3.875% and maturity date of April 1, 2029 and senior unsecured notes with a principal amount of $2,500 million at a fixed rate of 5.250% with a maturity date of October 1, 2029.

During 2024, the Company issued senior secured notes with a principal amount of $1,500 million at a fixed rate of 6.250% and a maturity date of April 1, 2029.

Interest on all aforementioned senior secured and unsecured notes is payable in cash on a semi-annual basis, with payments made in arrears on April 1 and October 1 of each calendar year.

Term Loan Facilities

During 2021, the Company borrowed $7,270 million under a senior secured term loan facility (the “Dollar Term Loans”), in addition to €435 million under a separate euro-denominated senior secured term loan facility (the “Euro Term Loans”), both established under a credit agreement (the “Credit Agreement”). The Credit Agreement permits the Company, at any time, subject to customary conditions, to request incremental term loans or incremental revolving credit commitments in an aggregate principal amount of up to (a) the greater of (1) $2,375 million and (2) an amount equal to 100% of the Company’s trailing consolidated EBITDA (as defined in the Credit Agreement) for the most recently ended period of four consecutive fiscal quarters for which financial statements are internally available, on a pro forma basis plus (b) certain additional amounts based on satisfaction of a certain consolidated first lien net leverage ratio and subject to certain other customary conditions.

During 2024, the Credit Agreement underwent three separate amendments. These amendments resulted in an increase of $520 million in the principal amount of the Dollar Term Loans, as well as an increase of €185 million in the aggregate principal amount of the Euro Term Loans. In addition, pursuant to the amendments, the applicable interest rate margins were lowered, resulting in a variable interest rate of Secured Overnight Financing Rate (“SOFR”) plus a spread of 2.25% for the Dollar Term Loans, and a variable interest rate of EURO Interbank offer Rate plus an applicable spread ranging from 2.25% to 2.75% based on certain of the Company’s debt ratios for the Euro Term Loans.

On July 31, 2025, the Credit Agreement was amended to reduce the margin spread and to extend the maturity of certain obligations. Pursuant to the amendment, all of the Dollar Term Loans are subject to a margin spread of SOFR plus 2.00%. The principal amount of the Dollar Term Loans equal to $4,074 million will mature on October 21, 2028, which remained unchanged, while the principal amount of the Dollar Term Loans equal to $3,500 million will mature on October 23, 2030, extended from the original maturity date.

On December 18, 2025, the Company used a portion of the proceeds from the IPO to prepay a portion of the Dollar Term Loans with a maturity date of October 21, 2028 in the amount of $3,281 million and all of the outstanding principal of the Euro Term Loans, equivalent to $730 million. Per the terms of the Credit Agreement, the completion of the IPO also triggered a reduction in variable interest rate of 0.25%, resulting in a variable interest rate of SOFR plus 1.75% for the remaining Dollar Term Loans.

In connection with Credit Agreement amendments and the debt prepayments, the Company paid debt modification expenses of $6 and $24 for the years ended December 31, 2025 and 2024, respectively. The Company also incurred debt extinguishment losses of $58 and $32 for writing off unamortized issuing discounts and deferred financing costs associated with the debts repaid, for the years ended December 31, 2025 and 2024, respectively. These costs were included in Other (expense) income, net on the Consolidated Statements of Comprehensive Income.

MEDLINE INC.

NOTE 7 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
The Dollar Term Loans require quarterly amortization payments of 0.25% of the amended principal due at each calendar quarter-end. These amortization payments were $76 million and $50 million for the years ended December 31, 2025 and 2024, respectively. The Euro Term Loans did not have any mandatory amortization payments.

The fair value of the Company’s long-term borrowings as of December 31, 2025 and 2024 was based on recent trades as reported by a third-party bond pricing service and summarized as follows. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs.

(in millions)	December 31, 2025	December 31, 2024
Dollar Term Loans	$4,276	$7,660
Euro Term Loans	—	647
3.875% fixed rate note	4,399	4,166
5.250% fixed rate note	2,516	2,411
6.250% fixed rate note	1,553	1,517

The indentures contain certain affirmative and negative covenants, which require, among other provisions, delivery of the consolidated financial statements to the relevant note holders. Compliance with the covenants does not significantly impact the Company’s operations. As of December 31, 2025, the Company was in compliance with all the covenants under the Credit Agreement.

Future aggregate principal amounts over the next five years are as follows:

(in millions)	Annual Maturities
2026	$76
2027	76
2028	726
2029	8,535
2030	3,342
$12,755
Revolving Credit Facilities

During 2021, certain lenders provided the Company with commitments under a $1,000 million senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”).

The amendment to the Credit Agreement in 2024 extended the maturity date of the Revolving Credit Facility from October 21, 2026 to July 8, 2029 (subject to a springing maturity 91 days inside of the maturity date of all secured and unsecured notes and term loan facilities) and did not change the maximum borrowing capacity of $1,000 million or any other terms.

On March 28, 2025, the Company amended the Credit Agreement to permit letter of credit issuers to issue letters of credit in excess of their respective letter of credit commitments and to obligate the other lenders under the Company’s Revolving Credit Facility to participate in such letters of credit, subject to other customary limitations.

MEDLINE INC.

NOTE 7 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
As of December 31, 2025 and 2024, the Revolving Credit Facility had several financial institutions as lenders for a maximum borrowing capacity of $1,000 million. The Revolving Credit Facility accrues commitment fees in respect of unfunded commitments thereunder. Letters of credit issued under the Revolving Credit Facility reduce availability under the Revolving Credit Facility dollar-for-dollar. As of December 31, 2025 and 2024, availability under the Revolving Credit Facility was $947 million and $951 million, respectively, after taking into account outstanding letters of credit of $53 million and $49 million, respectively. The Company borrowed and repaid $179 million and $166 million under the Revolving Credit Facility during the years ended December 31, 2025 and 2024, respectively, which resulted in no amounts outstanding as of December 31, 2025 or 2024.

Borrowings under the Revolving Credit Facility may be repaid and borrowed again, partially or wholly at any time, from time to time, as elected by the Company and interest is typically paid on a monthly or quarterly basis, depending on the interest period elected.

The Credit Agreement contains certain affirmative and negative covenants, which require, among other provisions, delivery of the consolidated financial statements to the relevant debt holders. As of December 31, 2025, the Company was in compliance with all covenants.
NOTE 8 - INTEREST EXPENSE, NET
The following table summarizes the components of Interest expense, net:

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$(945)	$(1,144)	$(1,213)
Interest income	133	280	237
Interest expense, net	$(812)	$(864)	$(976)
NOTE 9 - LEASES
Lessee Activities

The following table summarizes the components of lease cost:

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$106	$90	$67
Variable lease cost	31	25	19
Short-term lease cost	4	3	2
Total lease cost	$141	$118	$88

Sublease income	(12)	(10)	(7)
Total lease cost, net	$129	$108	$81

Variable lease cost primarily includes payments for operating expenses, maintenance, electricity and property taxes.

The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

MEDLINE INC.

NOTE 9 - LEASES (Continued)

(in millions)	Consolidated Balance Sheets captions:	December 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	Other long-term assets	$432	$384

Current portion of operating lease liabilities	Accrued expenses and other current liabilities	66	76
Long-term operating lease liabilities	Other long-term liabilities	386	329
Total operating lease liabilities		$452	$405

The Company’s operating leases have a weighted-average remaining lease term of 7 years for both December 31, 2025 and 2024. The weighted-average discount rate of the Company’s operating leases is 7% and 8% for December 31, 2025 and 2024, respectively.

Future lease annual operating lease payments under non-cancelable leases over the next five years and thereafter is as follows:

(in millions)	Total
2026	$92
2027	85
2028	77
2029	66
2030	56
Thereafter	215
Total future lease payments	$591

Less: Imputed interest	(139)
Present value of future lease payments	$452

As of December 31, 2025, the Company has executed operating lease agreements for warehouse distribution facilities that have not yet commenced. As such the total expected future lease payments of $312 million for these agreements are not reflected in the table above. These operating leases will commence after December 31, 2025 with lease terms of 12 years.

Lessor Activities

The following table summarizes the components of lease income recorded in Cost of goods sold and Selling, general and administrative expenses:

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease income	$15	$13	$15
Variable lease income	2	2	2
Total lease income	$17	$15	$17

The variable lease income includes reimbursements for tenant improvements, property tax, services, utilities, and maintenance.

MEDLINE INC.

NOTE 9 - LEASES (Continued)
Estimated maturities of operating lease receivables over the next five years and thereafter is as follows:

(in millions)	Total
2026	$13
2027	10
2028	8
2029	7
2030	7
Thereafter	9
Total future lease receivables	$54
Assets under operating leases are included in Property, plant, and equipment, net of the Company’s Consolidated Balance Sheets and consist of the following as of:

(in millions)	December 31, 2025	December 31, 2024
Buildings and improvements	$92	$110
Land and improvements	35	41
Less: Accumulated depreciation	(22)	(23)
Assets under operating leases, net	$105	$128
NOTE 10 - RETIREMENT PLANS

The Company has non-contributory defined benefit retirement plan obligations at several foreign subsidiaries. These plans cover certain employees, as defined, within those foreign jurisdictions. The Company uses December 31 as the measurement date of its defined benefit pension plans.
The following table sets forth the various plans’ unfunded status and amounts recognized in the Company’s Consolidated Balance Sheets:

(in millions)	December 31, 2025	December 31, 2024
Projected benefit obligation	$61	$49
Less: Fair value of plan assets	(6)	(6)
Unfunded status	$55	$43

Amounts recognized in the Consolidated Balance Sheets are as below:

(in millions)	December 31, 2025	December 31, 2024
Accrued expenses and other current liabilities	$(6)	$(1)
Other long-term liabilities	(49)	(42)
Net liability recognized	$(55)	$(43)

The following table presents information relating to unfunded status that have an accumulated benefit obligation in excess of plan assets:

(in millions)	December 31, 2025	December 31, 2024
Accumulated benefit obligation	$47	$37
Less: Fair value of plan assets	(6)	(6)
Unfunded status	$41	$31

MEDLINE INC.

NOTE 10 - RETIREMENT PLANS (Continued)
The Company funds the minimum contribution required under the various statutory requirements of each foreign jurisdiction. Employer’s contribution to obligation and benefits paid by the employer under the plan were not material during the years ended December 31, 2025, 2024 and 2023.

The weighted-average assumptions are as follows:

	December 31, 2025		December 31, 2024
	Benefit Obligation	Net Periodic Benefit Cost	Benefit Obligation	Net Periodic Benefit Cost
Weighted-average discount rate	7.41%	7.00%	7.00%	6.28%
Rate of compensation increase	4.49%	4.35%	4.35%	4.34%
Social Security increase rate	3.00%	3.07%	3.07%	3.04%
Pension increase rate (in payment)	0.51%	0.47%	0.47%	0.58%
Expected long term return on plan assets	N/A	3.25%	N/A	3.45%
Estimated benefit payments over the next five years and thereafter are as follows:

(in millions)	Total
2026	$5
2027	6
2028	6
2029	6
2030	7
Thereafter	42
$72
Substantially all of the Company’s domestic employees are eligible to be enrolled in the company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, and provide for matching and discretionary contributions by the Company.
The total expense for the employee retirement savings plan for the years ended December 31, 2025, 2024 and 2023 was $49 million, $43 million and $37 million, respectively, which were included in Selling, general and administrative expenses on the Consolidated Statements of Comprehensive Income.
NOTE 11 - TAX RECEIVABLE AGREEMENT

In connection with the IPO, the Company entered into a TRA with certain pre-IPO owners that provides for the payment by Medline Inc. to such pre-IPO owners of 90% of certain tax benefits, if any, that Medline Inc. actually realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) Medline Inc.’s allocable share of existing tax basis in Medline Holdings’ assets acquired in the IPO, (ii) increases in Medline Inc.’s allocable share of existing tax basis and tax basis adjustments to the tangible and intangible assets of Medline Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO, (iii) Medline Inc.’s utilization of certain tax attributes (including any existing tax basis) of certain entities that are taxable as corporations for U.S. federal income tax purposes through which the pre-IPO owners held their interest in Medline Holdings prior to the IPO, which Medline Inc. acquired in connection with the IPO, and (iv) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

MEDLINE INC.

NOTE 11 - TAX RECEIVABLE AGREEMENT ( Continued)
Sales or exchanges of Common Units by their holders to Medline are expected to result in increases in the tax basis of the assets of Medline Holdings. The existing tax basis, increases in existing tax basis, and the tax basis adjustments generated over time may increase (for tax purpose) depreciation and amortization deductions available to Medline Inc. and, therefore, may reduce the amount of tax that Medline Inc. would otherwise be required to pay in the future. Actual tax benefits realized by Medline Inc. may differ from tax benefits calculated under the tax receivable agreement as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate of 6% (as adjusted to take into account the U.S. federal tax benefit of such taxes) to calculate the tax benefits. This payment obligation is an obligation of Medline Inc. and not of Medline Holdings. Changes in the estimate of expected tax benefits Medline would realize and the amount payable under the TRA as a result of changes in tax rates will be reflected in the Consolidated Statements of Comprehensive Income.
As of December 31, 2025, the Company recorded a TRA liability of $3,542 million, as a result of the Reorganization, the IPO and the exercise of the underwriters’ option to purchase additional shares, unchanged from the time of IPO. During the year ended December 31, 2025, the Company did not make any payment pursuant to the TRA or record a remeasurement adjustment.
NOTE 12 - INCOME TAXES
Income Before Income Tax Expense by Category

Income before taxes and equity in earnings of affiliates from continuing operations was as follows:

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
United States	$929	$952	$15
International	319	294	249
Income before provision for income taxes	$1,248	$1,246	$264

Income Tax Expense

Income tax expense for each reporting period consists of the following:

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Current income tax expense:
U.S. federal income tax expense	$24	$6	$—
State income tax expense	4	6	7
Foreign income tax expense in various foreign tax jurisdictions	83	58	46
Total current	111	70	53
Deferred income tax expense:
U.S. federal income tax expense	4	—	—
State income tax expense	—	—	—
Foreign income tax expense in various foreign tax jurisdictions	(24)	(24)	(23)
Total deferred	(20)	(24)	(23)
Provision for income taxes	$91	$46	$30

MEDLINE INC.

NOTE 12 - INCOME TAXES (Continued)
Deferred Tax Assets and Liabilities

The following table presents the components of deferred tax assets and liabilities:

(in millions)	December 31, 2025	December 31, 2024
Deferred tax asset
Net operating loss and credit carryforwards	$256	$2
Interest expense carryforward	142	—
Future tax benefits from TRA payments	310	—
Pensions and other post-retirement benefits	14	13
Accrued expenses	17	10
Others	8	4
Valuation allowance	—	(1)
Total deferred tax asset	747	28

Deferred tax liability
Investment in partnership	(157)	—
Intangibles	(170)	(183)
Property, plant, and equipment	(34)	(37)
Inventories	—	(1)
Others	(2)	(2)
Total deferred tax liability	(363)	(223)

Net deferred tax asset (liability)	$384	$(195)

As of December 31, 2025, the Company had foreign net operating loss (“NOL”) carryforwards of $10 million. Out of this, $8 million of the foreign NOL carryforwards will expire between 2027 and 2035, and $2 million of the foreign NOL carryforwards have no expiration date.

As part of the IPO Reorganization, the Company acquired $911 million of U.S. NOL carryforwards. As of December 31, 2025, the Company had U.S. NOL carryforwards of $964 million which have no expiration date.

Realization of the NOL carryforwards depends on generating sufficient future earnings. An immaterial valuation allowance was recognized as of December 31, 2025 and 2024 to reduce the deferred tax assets associated with NOL carryforwards because the Company does not believe it is more likely than not that these assets will be fully realized prior to expiration.

The following table is a summary of changes in our deferred tax valuation allowance:

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Balance at the beginning of the period	$1	$—	$—
Charges to income tax expense	(1)	1	—
Balance at the end of the period	$—	$1	$—

The Company did not have any unrecognized tax benefits recorded on its Consolidated Balance Sheets as of December 31, 2025 and 2024.

MEDLINE INC.

NOTE 12 - INCOME TAXES (Continued)
Income Tax Expense Reconciliation

The Company has elected to prospectively adopt the guidance in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective tax rate in accordance with ASU 2023-09.

	Year ended
(in millions)	December 31, 2025
Income tax expense at U.S. statutory rate	$262	21.0%
State and local tax effect, net of federal benefit (1)	4	0.4%
Statutory income tax rate differential (2)	(19)	(1.5)%
Effects of changes in tax laws or rates enacted in the current period	2	0.1%
Effects of cross-border tax laws (3)	2	0.2%
Changes in valuation allowance	(1)	(0.1)%
Nontaxable or non deductible items
Impact of non-taxable partnership earnings	(160)	(12.8)%
Other	1	—%
Income tax expense	$91	7.3%
(1) During the year ended December 31, 2025, state and local taxes in New York City and Tennessee comprised greater than 50% of the tax effect in this category.
(2) Includes the impact of the global minimum tax under Pillar Two.
(3) GILTI and Subpart F, net of Section 250 deduction and Foreign Tax Credits.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective tax rate prior to the adoption of ASU 2023-09.

	Year ended
(in millions)	December 31, 2024	December 31, 2023
Income tax expense at U.S. statutory rate	$262	$55
Tax rate differential	(211)	(42)
Tax holidays	(2)	(1)
GILTI & Subpart F income	34	28
Tax credits	(32)	(24)
State tax effect	6	7
Changes in NOL	1	1
Nontaxable or non deductible items	(12)	5
Other	—	1
Income tax expense	$46	$30

The Company’s effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including the operating partnership, tax incentives, foreign rate differences, state income taxes, non-deductible expenses, and non-taxable income.

MEDLINE INC.

NOTE 12 - INCOME TAXES (Continued)
Cash paid, net of refunds received, for income taxes consisted of the following:

Year ended
(in millions)	December 31, 2025
Federal	$12
State	3
Foreign
Canada
Federal	13
Territories	2
Mexico	15
Netherlands	4
Other	13
Total	$62

Tax Holidays

The Company receives tax holidays as a result of Free Trade Zones in United Arab Emirates, Panama, and the Dominican Republic. The financial impact of the reductions as compared to the statutory tax rate is indicated in the income tax expense reconciliation table above.

Examinations of Tax Returns

The Company currently files income tax returns in the U.S. and all foreign jurisdictions in which it has entities, which are periodically under audit by federal, state, and foreign tax authorities. As of December 31, 2025, the Company had ongoing audits in the U.S. for tax year 2021 and in Canada, Germany, India, Italy, Vietnam, and other jurisdictions for the tax years 2014 through 2024. While the final outcome of these matters is inherently uncertain, the Company does not believe that any of these pose a material risk to the consolidated financial statements. During 2025, the Company closed audits in the U.S., India, and Switzerland, with no material adjustments to the Company’s consolidated financial statements.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
Legal Matters

The Company is subject to various legal actions that are ordinary course and incidental to the business, including contract disputes, employment, workers’ compensation, product liability, auto liability, regulatory and other matters. The Company maintains insurance coverage for employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. The Company establishes reserves from time to time based upon periodic assessment of the potential outcomes of pending matters.

Starting in January 2019, the Company was named as a defendant in mass tort litigation in Cook County, Illinois involving claims by approximately 380 plaintiffs that allege personal injuries associated with the Company’s EtO activities in Lake County, Illinois. In October 2023, the Company agreed to settlement with all but 5 existing plaintiffs. The group settlement was finalized in March 2025 (the “EtO settlements”).

As of December 31, 2025, there was no outstanding liability related to the EtO settlements. As of December 31, 2024, the outstanding liability related to the EtO settlements was $174 million, which was reduced to $166 million in the first quarter of 2025. The reduction in the liability was recorded in Other operating expenses in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2025. In the second quarter of 2025, the Company made total cash payments of $166 million, of which $47 million was released from escrow deposited in 2024.

MEDLINE INC.

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)
As of December 31, 2025, there were no outstanding receivables with the primary insurance carriers for recovery of the EtO settlements. As of December 31, 2024, the Company carried receivables of $10 million related to agreements with the primary insurance carriers for recovery of the EtO settlements. The Company is actively pursuing litigation with its excess insurance carriers related to their obligations to reimburse the Company for substantially all remaining settlement payments in connection with the lawsuits described above. The Company has not recorded a receivable for expected recoveries of the remaining settlement payments from excess insurance carriers as of December 31, 2025.
In March 2025, the Company reached a legal settlement related to an intellectual property dispute with a third party and recorded gains of $43 million for the year ended December 31, 2025, in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

In May 2023, the Company received a letter from the San Joaquin County District Attorney's Office, in cooperation with certain other California District Attorneys, notifying the Company of an investigation into alleged violations with respect to the Company’s management and disposal of hazardous waste, medical waste and universal waste at its California facilities. On February 17, 2026, the Company met with the County Attorneys to discuss the matter. While the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs is likely to exceed $300,000. Although the Company does not believe that this matter will have a material adverse effect on the Company’s consolidated financial statements, the Company can provide no assurance as to the scope and outcome of this matter.

Based on current knowledge and the advice of legal counsel, management believes that the reserve as of December 31, 2025 for other pending matters considered probable of gain or loss contingencies is sufficient. In addition, management believes that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance. The Company is of the opinion that, although the outcome of any such legal proceedings cannot be predicted with any certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s consolidated financial statements.

Unconditional purchase obligations

Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances) and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. In the normal course of business, the Company enters into arrangements with vendors that supply goods or services. These arrangements can include unconditional purchase obligations and commitments. Payments made under the unconditional purchase obligations were $207 million, $274 million and $212 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, future payments related to commitments over the next five years and thereafter are as follows:

(in millions)	Total
2026	$172
2027	162
2028	169
2029	172
2030	115
Thereafter	59
$849

MEDLINE INC.

NOTE 14 - FAIR VALUE MEASUREMENTS
The following descriptions of the valuation methods and assumptions used by the Company to estimate the fair values of investments apply to all investments held directly by the Company:
Interest Rate Contracts

The Company uses interest rate swaps and interest rate caps to manage its interest rate risk. The valuation of these instruments is determined by using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility.

The Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in certain fair value measurements. Although the Company has determined that the majority of the inputs used to value the derivatives utilize Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of December 31, 2025 and 2024 were classified as Level 2 of the fair value hierarchy.
See Note 15—Derivatives and Hedging Activities Risk Management for additional information regarding interest rate contracts.

Acquisition-Related Contingent Consideration

The Company recorded payments related to acquisition-related contingent consideration that required fair value measurement every reporting period. The fair value of the contingent payments was determined using a Monte Carlo simulation model. The significant assumptions used in the Monte Carlo simulation include risk-free rate (4.62%), revenue forecast, revenue discount rate (9.5%), revenue volatility (13%), estimated operational leverage and the Company’s credit spread (3%), most of which are unobservable inputs. These significant unobservable inputs used in the determination of the fair value of the contingent payments classified as Level 3 have an inherent measurement of uncertainty that if changed, could result in higher or lower fair value measurements as of the reporting date. See Note 2—Acquisitions for additional information regarding the acquisition.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2025
	Basis of fair value measurement
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Carrying value
Financial assets
Derivative Assets
Interest rate contracts (hedge)	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36
Financial liabilities
Contingent consideration liability	$—	$—	$(29)	$(29)
Total liabilities at fair value	$—	$—	$(29)	$(29)

MEDLINE INC.

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2024
	Basis of fair value measurement
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Carrying value
Financial assets
Derivative Assets
Interest rate contracts (hedge)	$—	$127	$—	$127
Total assets at fair value	$—	$127	$—	$127
Financial liabilities
Contingent consideration liability	$—	$—	$(27)	$(27)
Total liabilities at fair value	$—	$—	$(27)	$(27)

Equity investments without readily determinable fair values, unless measured using the equity method of accounting, are measured at cost, less impairments. When applicable, the Company also adjusts the carrying values of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other long-term assets in the Consolidated Balance Sheets and are immaterial.
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES RISK MANAGEMENT

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, credit risk and foreign currency exchange risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates or foreign currency exchange rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and acquisitions.
Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. The Company designates certain of its interest rate derivatives as hedging instruments in cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. During the fiscal years 2025, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to Interest expense, net, as interest payments are made on the Company’s variable-rate debt. The Company estimates that $34 million will be reclassified as a decrease to interest expense within one year after December 31, 2025.

MEDLINE INC.

NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES RISK MANAGEMENT (Continued)

The notional amounts of outstanding interest rate derivatives are summarized as follows:

		December 31, 2025		December 31, 2024
	Currency	Notional amount (in millions)	Maturity date	Notional amount (in millions)	Maturity date
Designated cash flow hedges
Interest rate swaps	USD	1,000	Dec'2026	2,950	Nov'2025 to Dec'2026
Interest rate caps	USD	2,000	Dec'2026	2,500	Dec'2025 to Dec'2026
The Company entered into interest rate swaps with notional value of $1,450 million in 2023, which have matured on November 30, 2025. Additionally, the Company entered into interest rate caps with notional value of $1,000 million in 2023, which took effect on December 31, 2025 and mature on December 31, 2026. All the interest rate contracts are designated as hedges for accounting purposes.

Based on contractual terms, the notional amounts of interest rate swaps and interest rate caps each decreased in increments of $500 million on December 31, 2025 and 2024, respectively. The remaining notional amount is set to mature on December 31, 2026.

Gains and Losses on Hedging Instruments

The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) for each reporting period:

			Year ended
(in millions)			December 31, 2025	December 31, 2024	December 31, 2023
Gain (loss) recognized in AOCI	Included in effectiveness testing	Interest rate swaps	$1	$49	$33
		Interest rate caps	(1)	33	24
	Excluded in effectiveness testing	Interest rate caps	(3)	(5)	(10)
			(3)	77	47

Gain (loss) reclassified from AOCI into earnings	Included in effectiveness testing	Interest rate swaps	52	100	78
		Interest rate caps	42	75	101
	Excluded in effectiveness testing	Interest rate caps	(8)	(10)	(17)
			86	165	162
Total change in AOCI			$(89)	$(88)	$(115)

The gain (loss) reclassed from AOCI into earnings is recorded to Interest expense, net in Consolidated Statements of Comprehensive Income.

Cash flows from derivatives designated as hedges are classified in the same line item as the cash flows of the hedged transaction within operating activities. Cash flows from undesignated derivatives are classified within investing activities.
Derivative Assets and Liabilities

The Company records both the designated interest rate derivatives and the undesignated derivatives at fair value in the Consolidated Balance Sheets. The respective assets and liabilities are generally classified as short-term or long-term based on the maturity dates of the derivatives.

MEDLINE INC.

NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES RISK MANAGEMENT (Continued)

The table below summarizes the classification and fair value of the derivatives for each reporting period:

(in millions)
Designated cash flow hedges	Location	December 31, 2025	December 31, 2024
Interest rate swaps	Other current assets	$21	$46
	Other long-term assets	—	25
Interest rate caps	Other current assets	15	33
	Other long-term assets	—	23
Total designated cash flow hedges		$36	$127
NOTE 16 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL

On December 18, 2025, the Company completed its IPO and executed the Reorganization that impacted its capital structure. See Note 1—Nature of Business and Significant Accounting Policies for additional information regarding the IPO and Reorganization.

Equity Structure Prior to IPO and Reorganization

Partners’ Capital

Prior to the Reorganization and the IPO, Medline Holdings had three classes of authorized units: Class A units, Class B CUPIs, and Class B units.

Voting rights

The holders of all three classes of units were limited partners and did not have voting rights (although certain limited partners had certain consent rights as set forth in the Medline Holdings GP, LLC’s Limited Liability Agreement (the “GP LLC Agreement”)). Medline Holdings GP, LLC was the general partner of Medline Holdings. Medline Holdings GP, LLC did not hold any units, and it was authorized to take any action and cause Medline Holdings to take any action, subject to the terms of LP Agreement and the GP LLC Agreement.

Distributions and liquidations

For both distributions (other than tax distributions) and liquidations, the Class A unit holders would receive 100% of the distributions until the Class A unit holders had received cumulative distributions equal to $1.00 per Class A unit.

Second, except for Operating Distributions (as defined in the LP Agreement), 100% of the remainder of the distributions following the distributions to the Class A unit holders would be distributed to the Class B CUPIs holders until the Class B CUPIs holders received cumulative distributions equal to the catch-up amount for such units ($1.00 per Class B CUPI unit).

Third, the remainder of the distributions would be distributed on a pro rata basis (based on the number of units held and subject to vesting and, with respect to Class B units, deemed unit prices) to the Class A unit holders, the Class B CUPIs holders, and the Class B unit holders, subject to the LP Agreement. Net income and net loss of Medline Holdings was allocated in a manner similar to the foregoing distributions pursuant to the GP LLC Agreement.

Other rights and privileges

The remaining rights and privileges of the holders of all three classes of units were identical.

MEDLINE INC.

NOTE 16 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)
Class A - Mezzanine Equity

Class A units held by members of management (the “Class A Mezzanine Units”) included a put right that permitted the holders to redeem 50% of their Class A units under conditions outside of the control of the Company. For the periods that management determined it was probable that the Class A Mezzanine Units would become redeemable, the Company had elected to carry the shares at the maximum redemption value, or fair value, in Mezzanine equity on the Consolidated Balance Sheets. During the fourth quarter of 2024, management determined that the redemption was no longer probable, and, therefore, no changes in redemption value were recorded, prospectively. The redemption rights terminated upon the IPO, and Class A Mezzanine Units were reclassed to permanent equity.

Stock-Based Compensation - Mezzanine Equity

Class B CUPIs and Class B units also included a put right that permitted holders to redeem 20% of matured Class B units and 50% of Class B CUPIs under conditions outside of the control of the Company. During the periods when redemption was probable, redeemable units were carried at redemption value, or current intrinsic value, in Mezzanine equity on the Consolidated Balance Sheets. During the fourth quarter of 2024, management determined that the redemption was no longer probable and, therefore, no changes in redemption value were recorded, prospectively. The redemption rights terminated upon the IPO, and the redeemable units were reclassed to permanent equity.

The following table summarizes the changes in the balances of mezzanine equity and partners’ capital for the period prior to Reorganization of January 1, 2025 thru December 16, 2025:

	Year ended December 31, 2025
	Mezzanine Equity					Partners' Capital(1)
	Class A		Stock-based Compensation		Total Mezzanine Equity	Class A		Class B		Class B CUPI		Total Partners’ Capital
(in millions)	Units	Amount	Units	Amount	Amount	Units	Amount	Units	Amount	Units	Amount
Balance, January 1, 2025	128	$237	106	$129	$366	16,723	$15,976	721	$123	23	$48	$16,147
Net income prior to reorganization transactions	—	7	—	6	13	—	1,112	—	38	—	3	1,153
Distributions to partners prior to reorganization transactions	—	(4)	—	(4)	(8)	—	(471)	—	(39)	—	—	(510)
Reclass from liability-classified units prior to reorganization transactions	—	—	—	—	—	—	—	51	10	—	—	10
Units repurchased prior to reorganization transactions	—	—	(5)	(4)	(4)	—	—	(44)	(29)	—	—	(29)
Stock-based compensation prior to reorganization transactions	—	—	—	—	—	—	—	6	59	—	—	59
Balance, December 16, 2025	128	$240	101	$127	$367	16,723	$16,617	734	$162	23	$51	$16,830
(1) Reflects Partners’ Capital, net of Accumulated other comprehensive income.

Equity Structure After IPO and Reorganization

The Company’s amended and restated certificate of incorporation authorizes three classes of ownership interests: 50,000,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000,000 shares of Preferred stock, par value $0.0001 per share.

MEDLINE INC.

NOTE 16 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)
Class A Common Stock

Shares of Class A common stock have both voting and economic rights. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Shares of Class A common stock are entitled to dividends and pro rata distribution of remaining available assets upon liquidation. Shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Class B Common Stock

Shares of Class B common stock have voting but no economic rights. Holders of Class B common stock are entitled to one vote for each share of Class B common stock held. Shares of Class B common stock do not have any right to receive dividends or distribution upon liquidation.

The shares of Class B common stock, together with the transfer of an identical number of Common Units, are convertible at the option of the holder into shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Upon conversion, the shares of Class B common stock will be automatically canceled and no longer outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers, including voting powers, preferences and relative, participating, optional or other special rights.

Noncontrolling Interests

Noncontrolling interests represent Common Units and vested Incentive Units held by pre-IPO owners. These Common Units are not attributable to the controlling Class A common stock ownership of Medline Inc. The noncontrolling interests were accounted for as permanent equity on the Consolidated Balance Sheets. Net income is reduced by the portion of net income attributable to noncontrolling interests. The conversions into Class A common stock of Class B common stock and Common Units are considered equity transactions and will result in a change in ownership and reduce the amount recorded as noncontrolling interests and increase additional paid-in capital in the Company’s Consolidated Balance Sheets.

Accumulated other comprehensive income

The following tables summarize the change in the balance of Accumulated other comprehensive income (loss) by component and in total:

(in millions)	Unrealized gain (loss) on derivative instruments	Currency translation adjustments	Retirement plans, net of tax	Accumulated other comprehensive income
Balance, January 1, 2025	$124	$(114)	$1	$11
Other comprehensive income (loss) before reclassifications	(3)	129	(8)	118
Amount reclassified to earnings	(86)	—	—	(86)
Net other comprehensive income (loss)	(89)	129	(8)	32
Less: Effect of the reorganization transactions	13	6	(3)	16
Balance, December 31, 2025	$22	$9	$(4)	$27

MEDLINE INC.

NOTE 16 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)

(in millions)	Unrealized gain (loss) on derivative instruments	Currency translation adjustments	Retirement plans, net of tax	Accumulated other comprehensive income
Balance, January 1, 2024	$212	$(25)	$1	$188
Other comprehensive income (loss) before reclassifications	77	(89)	—	(12)
Amount reclassified to earnings	(165)	—	—	(165)
Net other comprehensive loss	(88)	(89)	—	(177)
Balance, December 31, 2024	$124	$(114)	$1	$11

(in millions)	Unrealized gain (loss) on derivative instruments	Currency translation adjustments	Retirement plans, net of tax	Accumulated other comprehensive income
Balance, January 1, 2023	$327	$(68)	$3	$262
Other comprehensive income (loss) before reclassifications	47	43	(2)	88
Amount reclassified to earnings	(162)	—	—	(162)
Net other comprehensive (loss) income	(115)	43	(2)	(74)
Balance, December 31, 2023	$212	$(25)	$1	$188

See Note 15—Derivatives and Hedging Activities Risk Management for additional information regarding hedging activity.
NOTE 17 - STOCK-BASED COMPENSATION
The Company records stock-based compensation expense as a component of Selling, general and administrative expenses and the following table reflects the stock-based compensation expense in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.

(in millions)	Year Ended
Classification	December 31, 2025	December 31, 2024	December 31, 2023
Equity-classified awards	$65	$53	$65
Liability-classified awards	14	8	8
Total	$79	$61	$73

Equity-classified awards
Prior to IPO and Reorganization

Medline Holdings had two classes of incentive units, Class B units and Class B CUPIs (“Holdings Incentive Units”) that were granted to certain employees and vested upon satisfaction of one or multiple market, performance, and/or service conditions of each award. In accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), all incentive units officially granted represent ownership interests and are classified as equity.

Participants in the Medline Industries, Inc. Managing Partner Program (“MPU”) were entitled to receive a liquidity event payout amount (the “Liquidity MPU Payout”) upon the change-of-control transaction in 2021. All MPU participants were granted the opportunity, pursuant to a reinvestment election agreement, to waive receipt of a portion of their Liquidity MPU Payout in exchange for Class B CUPIs. The Company recorded $217 million of compensation expense related to Liquidity MPU Payouts for the year ended December 31, 2023, as a component of Selling, general and administrative expenses, and no expense for the years ended December 31, 2025 and 2024.

MEDLINE INC.

NOTE 17 - STOCK-BASED COMPENSATION (Continued)
All of the Holdings Incentive Units included a put right that permitted the holders to redeem certain units under conditions outside of the control of the Company. The redemption rights terminated upon the IPO, and the redeemable units were reclassed to permanent equity. See Note 16—Stockholders’ Equity, Mezzanine Equity and Partners’ Capital for additional information of the mezzanine equity.

All Class B CUPIs were vested by fiscal year 2023. Total fair value of Class B CUPI units vested during the year ended December 31, 2023 was $13 million. The Class B units were subject to a five-year vesting period, with 20% of units vesting on each of the five anniversaries of the grant date. The weighted-average grant-date fair value of Class B units granted during the years ended December 31, 2024 and 2023 was $0.49 and $0.36, respectively. Total fair value of Class B units vested during the years ended December 31, 2025, 2024, and 2023, were $50 million, $39 million, and $45 million, respectively. The following table summarizes the Class B Units activity during the year ended December 31, 2025:

	Class B Units	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2024	429,007,732	$0.37
Granted	62,943,267	$0.58
Vested	(144,877,004)	$0.35
Forfeited	(4,562,775)	$0.33
Effect of the Reorganization and IPO	(342,511,220)	$0.39
Outstanding as of December 31, 2025	—	$—

Fair Value of Holdings Incentive Units

The fair value of the Holdings Incentive Units is calculated using the Monte Carlo simulation in an option pricing framework, where the total equity value was evolved over a period from the grant date to the expected liquidity date. Prior to the IPO, in the absence of a public trading market, the Company exercised significant judgment and considered numerous objectives and subjective factors to determine the fair value of equity-based awards including:
•Relevant precedent transactions involving equity units;
•The Company’s operating and financial performance;
•Current business conditions and projections;
•The market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.

The following assumptions were made in the Monte Carlo simulation.

Expected Term: The expected term represents the period over which the Company anticipates equity-based awards to be outstanding as of the valuation date, which is the estimated period of time from the valuation date to exit in terms of a future liquidity event, such as an initial public offering of the Company’s shares.

Volatility: Expected volatility is a measure of the amount by which the equity value is expected to fluctuate. The Company estimates the expected volatility by assessing the equity volatility of guideline companies.

Risk-Free Interest Rate: The risk-free interest rate is estimated based on U.S. Treasury zero-coupon notes with terms consistent with the expected term of the awards.

Dividend Yield: The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

MEDLINE INC.

NOTE 17 - STOCK-BASED COMPENSATION (Continued)
The following table provides the weighted-average inputs for expected term, volatility, risk-free interest rate, and dividend yield that were utilized by the Company in its Monte Carlo simulation for awards granted during 2021 through 2025:

Dividend yield	—%
Expected term (in years)	3.6 to 6.0
Risk-free interest rate	1.2% to 4.6%
Expected Volatility	35.0% to 48.0%
Post-IPO Incentive Plan and Awards

Omnibus Incentive Plan

In connection with the IPO, the Company adopted the Medline Inc. 2025 Omnibus Incentive Plan (the “Omnibus Plan”), which became effective on the date of the IPO. The Omnibus Plan provides for potential grants of the following awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock awards; (iv) other stock-based awards, and (v) other cash-based awards. The Company initially reserved 60 million shares of Class A common stock for the issuance of awards under the Omnibus Plan. Starting in 2026, the number of shares available for issuance under the Omnibus Plan will be increased automatically on January 1 of each fiscal year, by a number of shares of the Company’s Class A common stock equal to the least of (i) 54 million shares of Class A common stock; (ii) 4% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year, and (iii) a lower number of shares as may be determined by the Board of Directors.

Reclassification of Holdings Incentive Units

In connection with the IPO and Reorganization, the Holdings Incentive Unit awards issued prior to the IPO were reclassified as follows:

Continuing Unitholders

The time-vesting Class B units held by certain pre-IPO holders of Class B units (the “Continuing Unitholders”) were reclassified into vested Incentive Units, in the case of vested Class B units, and unvested Incentive Units, in the case of unvested Class B units, in Medline Holdings. These Incentive Units retain the vesting attributes of the Class B units reclassified, including original service period vesting start date.

The performance-vesting Class B units were reclassified into unvested Incentive Units. At the IPO date, management concluded that the IPO caused the achievement of respective performance conditions to be probable. As such, the Company recorded $5 million compensation expense for the year ending December 31, 2025 and will record the remaining compensation expense through the end of respective service requisite periods.

The Class B CUPIs were reclassified to vested Common Units in Medline Holdings.

The fair value of Incentive Units was the same immediately prior to and after the reclassification; therefore, no incremental expense related to the reclassification was recorded.

MEDLINE INC.

NOTE 17 - STOCK-BASED COMPENSATION (Continued)
Total fair value of Incentive Units vested during the year ended December 31, 2025 was $2 million. As of December 31, 2025, there was $49 million of unrecognized compensation cost related to Incentive Units, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.1 years. The following table summarizes the information about Class B units in Medline Holdings that were reclassified to Incentive Units in Medline Holdings:

	Incentive Units	Wtd. Avg. Grant Date Fair Value
Effect of the Reorganization and IPO as of December 17, 2025	17,056,431	$6.45
Granted	—	$—
Vested	(339,388)	$5.16
Forfeited	(2,178,225)	$5.80
Unvested as of December 31, 2025	14,538,818	$5.86

Exchanging Unitholders

The Holdings Incentive Units and Class A units held by participants other than Continuing Unitholders (the “Exchanging Unitholders”) were exchanged for vested Class A common stock and RSUs, in the case of Class A units and Class B CUPIs, and vested Class A common stock, RSUs, RSAs, and options, in the case of Class B units, in the Company. The RSAs, RSUs, and options will vest according to the same vesting schedule as the corresponding Class B units, in respect of which they are being granted, except that no awards will vest until the later of the date that is 180 days following the IPO and the existing vesting date of the underlying Class B units. This modification resulted in the re-measurement of the awards in accordance with ASC 718. Total compensation cost for the modified awards equaled the grant date fair value of the pre-IPO awards, plus any incremental compensation cost measured at the modification date (i.e. the IPO date). The change in fair value of these awards prior to and after the reclassification was not material. The modification impacted 68 participants.

RSAs

As of December 31, 2025, there was $13 million of unrecognized compensation cost related to RSAs, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.4 years. The following table summarizes the RSAs activity during the year ended December 31, 2025:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Effect of the Reorganization and IPO as of December 17, 2025	1,982,467	$29.00
Granted	—	$—
Vested	—	$—
Forfeited	(23,810)	$29.00
Unvested as of December 31, 2025	1,958,657	$29.00

MEDLINE INC.

NOTE 17 - STOCK-BASED COMPENSATION (Continued)
RSUs

As of December 31, 2025, there was $5 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.2 years. The following table summarizes the RSUs activity during the year ended December 31, 2025:

	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value
Effect of the Reorganization and IPO as of December 17, 2025	513,450	$29.00
Granted	10,345	$29.00
Vested	—	$—
Forfeited	—	$—
Unvested as of December 31, 2025	523,795	$29.00

Options

Options issued entitle the holder to future purchases of Class A common stock and are exercisable up to the tenth anniversary of the grant date. As of December 31, 2025, there was $24 million of unrecognized compensation cost related to options, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.5 years. The following table summarizes option activity during the year ended December 31, 2025:

	Stock Options	Wtd. Avg. Grant Date Fair Value	Wtd. Avg. Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Effect of the Reorganization and IPO as of December 17, 2025	6,770,442	$11.97	$29.00	10.0
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of December 31, 2025	6,770,442	$11.97	$29.00	10.0	$88
Exercisable as of December 31, 2025	—	$—	$—
Expected to vest as of December 31, 2025	6,770,442	$11.97	$29.00	10.0	$88

The aggregate intrinsic value in the table above represents the cumulative difference between the closing price of Class A common stock on December 31, 2025 and the option exercise prices.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the grant date. The use of a valuation model for the stock options requires management to make certain assumptions with respect to selected model inputs. The dividend yield was based on the Company’s expected dividend rate. The expected term to maturity was based on the weighted-average vesting terms and contractual terms of the awards. The risk-free interest rate was based on U.S. Treasury rates commensurate with the expected life of the award. Expected volatility was calculated based on the observed volatility for comparable companies.

MEDLINE INC.

NOTE 17 - STOCK-BASED COMPENSATION (Continued)
The following table provides the weighted average fair value of options granted during 2025 and the related assumptions used in the Black-Scholes option pricing model:

Weighted average fair value of options issued	$11.97
Assumptions used:
Dividend yield	—%
Expected term (in years)	5.1 to 6.5
Risk-free interest rate	3.7% to 3.8%
Expected Volatility	35%

Liability-classified awards
Liability-classified awards are presented in Other long-term liabilities on the Consolidated Balance Sheets. The fair value of these awards is determined using the same technique and assumptions as the Holdings Incentive Units, and the Company reevaluates the fair value of these liability-classified awards periodically until they are reclassified as equity when granted, with the fair value change recorded ratably in the current-period compensation expense. For the years ended December 31, 2025 and 2024, the Company reclassified liabilities of $10 million and $9 million, respectively, to equity.
Prior to Reorganization and IPO
During the first quarter of fiscal years 2025, 2024, and 2023, Medline Holdings authorized Class B units to be granted to certain employees upon fulfillment of certain performance conditions. With each grant, the number of Class B units to be issued and the grant date fair value of the award are dependent on the performance targets achieved and Medline Holdings’ equity value, and will be determined on the official grant date. The Class B units are subject to a five-year service vesting period, with 20% of units vesting on each of the five anniversaries from the official grant date. The award is classified as a liability in accordance with ASC 718 until the official grant date, when it will be reclassified as equity.

During the first quarter of fiscal years 2025 and 2024, upon fulfillment of the performance conditions, 50,659,004 Class B units with a fair value of $0.58 per unit and 67,794,018 Class B Units with a fair value of $0.47 per unit, respectively, were legally granted.
IPO and Reorganization

At the time of IPO, the liability-classified awards authorized in the first quarter of fiscal year 2025 were not yet granted and classified as a liability (“2025 Awards”). Both the underlying equity instrument and the vesting condition were modified upon the IPO. At the achievement of certain performance targets, the 2025 Awards will be settled into RSUs with the same economic value of the equivalent Class B units. At the time of settlement into RSUs, 25% of the 2025 Awards will vest after 180 days post IPO while the remaining 75% of the 2025 Awards will vest on each of the three anniversaries from the official grant date. 2025 Awards continues to be classified as liability until the official grant date, when it will be reclassified as equity.

As of December 31, 2025, the number of RSUs probable to be issued is 566,029, with fair value of $24 million. As of December 31, 2025, there was $13 million of unrecognized compensation cost related to liability-classified awards, which is expected to be recognized on a graded basis over a weighted-average period of 1.2 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market. The final value of the liability-classified awards is contingent upon the Company's actual performance against the performance targets.
NOTE 18 - NET INCOME (LOSS) PER SHARE

All net income prior to the IPO was entirely allocable to partners of Medline Holdings. As a result of the Reorganization and IPO, the Company’s capital structure before and after IPO are not comparable, and the presentation of net income per share for the periods prior to the IPO is not meaningful and not presented herein.

MEDLINE INC.

NOTE 18 - NET INCOME (LOSS) PER SHARE (Continued)
The Company computes net income (loss) per share of Class A common stock using the two-class method required for participating securities. Shares of Class B common stock are not considered participating securities because they have no right to receive dividends, no right to receive distribution on liquidation or winding up of Medline Inc. and no earnings or losses are allocable to such class. Therefore, basic and diluted net income (loss) per share of Class B common stock has not been presented.

Basic net income (loss) per share attributable to the Company’s stockholders is computed by dividing net income (loss) attributable to the Company by the weighted-average number of Class A common stock outstanding during the period. Diluted net income (loss) per share attributable to the Company gives effect to all potential shares of Class A common stock, including conversion of Class B common stock, conversion of Medline Holdings Incentive Units, liability-classified stock awards, stock options, RSAs, and RSUs to the extent these are dilutive.

The following table sets forth the calculation of basic and diluted net loss per share of Class A common stock:

(in millions, except number of shares and per share amounts)	Period from December 17, 2025 through December 31, 2025
Class A
Basic and diluted net loss per share:
Numerator
Net loss	$(9)
Less: Net loss attributable to noncontrolling interests	(2)
Net loss attributable to Medline Inc.	$(7)
Adjustment to net loss attributable to Medline Inc.	—
Numerator for net loss per share	$(7)
Denominator
Weighted-average number of Class A common stock outstanding	809,688,877
Basic and diluted net loss per share	$(0.01)

The following table presents outstanding shares of potentially dilutive securities excluded from the calculation of diluted net income (loss) per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective period:

Period from December 17, 2025 through December 31, 2025
Class B common stock	502,045,878
RSAs	1,958,657
RSUs	523,795
Stock options	6,770,442
Incentive units	41,788,894
Liability-classified awards	566,029
Total anti-dilutive securities	553,653,695

MEDLINE INC.

NOTE 19 - RELATED PARTY
Credit Agreements and Borrowings

The following table summarizes the Company’s long-term debts held by certain affiliates of the Company’s private equity sponsors. The terms of these debts are identical to all other debts issued. See Note 7—Credit Agreements and Borrowings for additional information on the long-term debt.

(in millions)	December 31, 2025	December 31, 2024
Current portion of long-term borrowings and other short-term borrowing	$2	$3
Long-term borrowings, less current portion	158	450

Tax Receivable Agreement

In connection with the Reorganization and the IPO, the Company has entered into a TRA with certain of its pre-IPO owners. Among these pre-IPO owners are individuals and entities classified as related parties of the Company; consequently, transactions pertaining to the TRA are regarded as related party transactions in relation to these individuals and entities. See Note 11—Tax Receivable Agreement for additional information.

There have been no other significant transactions with related parties during the periods presented.

NOTE 20 - SEGMENT INFORMATION

The Company discloses information regarding reportable segments based on the way management organizes the business for assessing performance and making operational decisions and allocating resources. The Company reports its financial results in two reportable segments: Medline Brand and Supply Chain Solutions, described further as follows:

•The Medline Brand segment procures and manufactures products from three product categories - Surgical Solutions, Front Line Care, and Laboratory & Diagnostics. This segment provides its products to domestic and international consumers.

•The Supply Chain Solutions segment procures and distributes a variety of third-party products from national brands and also provides tailored logistics and supply chain optimization services to domestic and international consumers. Supply Chain Solutions is not managed based upon product categories as its focus is on signing new prime vendor relationships and servicing customers by leveraging strong third-party supplier relationships and through its fulfillment and distribution capabilities. As a distributor of products from over 1,300 third-party suppliers, the Company sells products across a large number of product groups to the entire continuum of care and, as a result, it is impracticable to provide segment information at the product group level for Supply Chain Solutions.

The organizational structure also includes Corporate & Other which consists of expenses related to centralized corporate functions, such as finance, information technology, legal, human resources, and internal audit.

MEDLINE INC.

NOTE 20 - SEGMENT INFORMATION (Continued)
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. For the Medline Brand and Supply Chain Solutions segments, the CODM uses segment adjusted earnings before interest, taxes, depreciation and amortization (“Segment Adjusted EBITDA”) to evaluate the business performance and allocate resources (including employees, financial, or capital resources) to each segment. Segment Adjusted EBITDA essentially represents segment net sales reduced by cost of goods sold and selling, general and administrative expenses and is considered a meaningful measure of the Company’s financial condition and results of operations across periods by removing the impact of items that management believes do not directly reflect the ongoing operating performance. The Segment Adjusted EBITDA is utilized during the budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital expenditures, and work force for both segments. The Company’s CODM does not regularly review any asset information by business segment as this information is not utilized to make decisions and allocate resources. As such, the Company does not report asset information by business segment. The Company has not identified any segment expenses that are considered significant and segment expenses are not regularly provided to the CODM. However, the CODM is regularly provided with consolidated expense information for decision making. Other segment items are direct operating expenses and selling, general and administrative expenses, which are the difference between each operating segment’s revenue and Segment Adjusted EBITDA. All the segment data disclosed reflects the way the CODM internally receives information and monitors the segment performance and is consistently presented across all public communications.

The following tables present financial information by segment:

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Net sales to external customers:
Front Line Care	$6,514	$6,088	$5,845
Surgical Solutions	6,166	5,471	4,931
Laboratory and Diagnostics	1,040	956	837
Medline Brand	$13,720	$12,515	$11,613
Supply Chain Solutions	14,712	12,992	11,618
Consolidated net sales to external customers	$28,432	$25,507	$23,231

Segment Adjusted EBITDA:
Medline Brand	$3,334	$3,269	$2,704
Supply Chain Solutions	805	647	491
Subtotal	4,139	3,916	3,195
Corporate & Other	(672)	(555)	(427)
Interest expense, net	(812)	(864)	(976)
Depreciation and amortization	(1,011)	(977)	(951)
Inventory-related adjustments	(83)	(78)	(150)
Stock-based compensation expense	(79)	(61)	(78)
Litigation gains (charges), net	33	(2)	(161)
Transaction-related costs (1)	(58)	(18)	(142)
Other non-core charges, net (2)	(209)	(115)	(46)
Income before income taxes	$1,248	$1,246	$264
(1) Represents acquisition and integration related costs, IPO related costs, gain related to acquisition of equity investment, gain due to a change in valuation estimate related to an acquisition, and the compensation expense related to the Liquidity MPU Payouts. See Note 17—Stock-Based Compensation for additional information on Liquidity MPU Payouts.
(2) Represents loss on debt extinguishment and other refinancing costs and fees, credit loss expense related to customer bankruptcies, loss on disposals of assets and exits, realized and unrealized foreign currency and investment losses and costs, and other items.

MEDLINE INC.

NOTE 20 - SEGMENT INFORMATION (Continued)
The following tables present information by sales office and geographic area:

	Year ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Net sales to external customers:
Acute care (1)	$19,506	$17,491	$15,906
Non-Acute care (2)	6,973	6,256	5,894
United States	26,479	23,747	21,800
International	1,953	1,760	1,431
Consolidated net sales to external customers	$28,432	$25,507	$23,231
(1) Acute care represents hospital health systems.
(2) Non-Acute care represents other sites of care including outpatient, post acute, physician’s office, surgery centers, and all other.

(in millions)	December 31, 2025	December 31, 2024
Long-lived assets by geographical area (1):
United States	$4,433	$4,329
International	777	650
Consolidated long-lived assets, net	$5,210	$4,979
(1) Includes property, plant, and equipment, net, and operating lease right-of-use assets.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated its consolidated financial statements for subsequent events through February 25, 2026, the date the consolidated financial statements were available to be issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessments regarding internal controls over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Management, including our principal executive officer and principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Trading Plan Arrangements

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

Designation of Principal Accounting Officer

On February 24, 2026, our Board of Directors designated Jessi L. Corcoran, our Chief Accounting Officer, as our principal accounting officer, effective as of February 24, 2026. Ms. Corcoran assumes the designation of principal accounting officer from Michael B. Drazin, who continues in his capacity as our Chief Financial Officer and principal financial officer.

Ms. Corcoran, age 43, has served as our Chief Accounting Officer since November 2025. Prior to joining the Company, she served in a series of senior accounting roles at JBT Marel Corporation (formerly JBT Corporation), a global technology solutions and service provider to the food and beverage industry, from June 2015 through November 2025, most recently serving as Chief Accounting Officer beginning August 2018. Prior to JBT Marel Corporation, she worked in the Audit & Assurance practice at Deloitte for nine years, with increasing levels of responsibility through senior manager. Ms. Corcoran received her B.S. in Accounting from the University of Arizona.

Ms. Corcoran was not selected pursuant to any arrangement or understanding between her and any other person. Ms. Corcoran has no familial relationships with any of our directors or executive officers, and there are no transactions between Ms. Corcoran and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are listed in the “Index to the Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not applicable, not required, or because the required information is otherwise included in the consolidated financial statements or Notes thereto.

(a)(3)     Exhibits.

The exhibits listed below are filed or furnished, as applicable, as part of this Annual Report and are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)
4.1
Indenture, dated as of October  15, 2021, by and between Mozart Debt Merger Sub Inc. and Wilmington Trust, National Association as trustee, paying agent, transfer agent and registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.2
First Supplemental Indenture, dated as of October  21, 2021, among each of the subsidiaries of Medline Borrower, LP listed thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.3
Second Supplemental Indenture, dated as of July  19, 2024, among each of the subsidiaries of Medline Borrower, LP listed thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.4
Third Supplemental Indenture, dated as of December 20, 2024, among each of the subsidiaries of Medline Borrower, LP listed thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.5
Indenture, dated as of October  15, 2021, among Mozart Debt Merger Sub Inc. and Wilmington Trust, National Association as trustee, paying agent, transfer agent, registrar and notes collateral agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.6
First Supplemental Indenture, dated as of October  21, 2021, among each of the subsidiaries of Medline Borrower, LP listed thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.7
Second Supplemental Indenture, dated as of July  19, 2024, among each of the subsidiaries of Medline Borrower, LP listed thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.8
Third Supplemental Indenture, dated as of December 20, 2024, among each of the subsidiaries of Medline Borrower, LP listed thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.9
Indenture, dated as of March  27, 2024, among Medline Borrower, LP, Medline Co-Issuer, Inc., Medline Intermediate, LP, the Subsidiary Guarantors named therein and Wilmington Trust, National Association as trustee, paying agent, transfer agent, registrar and notes collateral agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.10
First Supplemental Indenture, dated as of June  24, 2024, among each of the subsidiaries of Medline Borrower, LP listed thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.11
Second Supplemental Indenture, dated as of July  19, 2024, among each of the subsidiaries of Medline Borrower, LP listed thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.12
Third Supplemental Indenture, dated as of December 20, 2024, among each of the subsidiaries of Medline Borrower, LP listed thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

4.13	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1
Second Amended and Restated Limited Partnership Agreement of Medline Holdings, LP, dated as of December 16, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)

10.2
Tax Receivable Agreement, dated as of December 16, 2025, by and among Medline Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)

10.3
Exchange Agreement, dated as of December 16, 2025, by and among Medline Inc., Medline Holdings, LP and holders of Common Units from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)

10.4
Registration Rights Agreement, dated as of December 16, 2025, by and among Medline Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)

10.5.1
Director Nomination Agreement, dated as of December 16, 2025, between Medline Inc. and entities affiliated with Blackstone Inc. (incorporated by reference to Exhibit 10.5.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)

10.5.2
Director Nomination Agreement, dated as of December 16, 2025, between Medline Inc. and entities affiliated with The Carlyle Group Inc. (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)

10.5.3
Director Nomination Agreement, dated as of December 16, 2025, between Medline Inc. and entities affiliated with Hellman & Friedman LLC (incorporated by reference to Exhibit 10.5.3 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)

10.5.4
Family Director Nomination Agreement, dated as of December 16, 2025, between Medline Inc. and entities affiliated with the Mills Family (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)
10.7
Support and Services Agreement, dated as of October  21, 2021, among Medline Holdings, LP (f/k/a Mozart Holdings, LP), Medline Industries, LP, Blackstone Capital Partners VIII L.P. and Blackstone Management Partners L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.8
Consulting Services Agreement, dated as of October  21, 2021, between Medline Holdings, LP (f/k/a Mozart Holdings, LP) and Carlyle Investment Management L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.9
Service Agreement, dated as of October 21, 2021, between Medline Holdings, LP (f/k/a Mozart Holdings, LP) and Hellman  & Friedman LP (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.10
Service Agreement, dated as of October 21, 2021, between Medline Holdings, LP (f/k/a Mozart Holdings, LP) and Mozart Holdco, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.11	Medline Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 filed on December 16, 2025)†
10.12
Employment Agreement between Medline Industries, LP and James M. Boyle, dated October 1, 2023 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)†

10.13
Employment Agreement between Medline Industries, LP and James M. Pigott, dated October 1, 2023 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)†

10.14
Transition and Release Agreement by and among James M. Pigott, Medline Industries, LP, Medline Management Aggregator LLC (f/k/a Mozart Management Aggregator LLC) and Medline Holdings, LP (f/k/a Mozart Holdings, LP), dated October 14, 2024 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)†

10.15
Credit Agreement, dated as of October  21, 2021, among Medline Borrower, LP, as successor in interest to Mozart Debt Merger Sub Inc., Medline Intermediate, LP, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.16
Amendment No. 1 to the Credit Agreement, dated as of June  28, 2023, among Medline Borrower, LP, as successor in interest to Mozart Debt Merger Sub Inc., Medline Intermediate, LP, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.17
Amendment No. 2 to the Credit Agreement, dated as of March  27, 2024, among Medline Borrower, LP, as successor in interest to Mozart Debt Merger Sub Inc., Medline Intermediate, LP, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.18
Amendment No. 3 to the Credit Agreement, dated as of July  8, 2024, among Medline Borrower, LP, as successor in interest to Mozart Debt Merger Sub Inc., Medline Intermediate, LP, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.19
Amendment No. 4 to the Credit Agreement, dated as of November  19, 2024, among Medline Borrower, LP, as successor in interest to Mozart Debt Merger Sub Inc., Medline Intermediate, LP, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.20
Security Agreement, dated as of October 21, 2021, among the grantors party thereto and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.21
Supplement No. 1, dated as of July 19, 2024, to the Security Agreement, dated as of October  21, 2021, among the grantors party thereto and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.22
Supplement No. 2 to the Security Agreement, dated as of December  20, 2024, among the grantors party thereto and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.23
Security Agreement, dated as of October  21, 2021, among the grantors party thereto and Wilmington Trust, National Association as notes collateral agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.24
Supplement No. 1 to the Security Agreement, dated as of July  19, 2024, among the grantors party thereto and Wilmington Trust, National Association as notes collateral agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.25
Supplement No. 2 to the Security Agreement, dated as of December  20, 2024, among the grantors party thereto and Wilmington Trust, National Association as notes collateral agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.26
Security Agreement, dated as of March  27, 2024, among the grantors party thereto and Wilmington Trust, National Association as notes collateral agent (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.27
Supplement No. 1 to the Security Agreement, dated as of July  19, 2024, among the grantors party thereto and Wilmington Trust, National Association as notes collateral agent (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.28
Supplement No. 2 to the Security Agreement, dated as of December  20, 2024, among the grantors party thereto and Wilmington Trust, National Association as notes collateral agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.29	Medline Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Registration Statement on Form S-8 filed on December 16, 2025)†
10.30	Amended and Restated Medline Inc. Executive Severance Plan*†
10.31	Medline Management Aggregator LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)†
10.32
Form of Unit Subscription Agreement (Class A Units and Class B Units of the Aggregator) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)†

10.33
Form of Incentive Unit Subscription Agreement (Class B Units of the Aggregator) (General) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)†

10.34
Form of Incentive Unit Subscription Agreement (Class B Units of the Aggregator) (Messrs. Boyle and Pigott Promotion Grant) (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)†

10.35
Amendment No. 5 to the Credit Agreement, dated March  28, 2025, among Medline Borrower, LP, as successor in interest to Mozart Debt Merger Sub Inc., Medline Intermediate, LP, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.36
Amendment No. 6 to the Credit Agreement, dated July  31, 2025, among Medline Borrower, LP, as successor in interest to Mozart Debt Merger Sub Inc., Medline Intermediate, LP, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 filed on October 28, 2025)

10.37
Information and Access Agreement, dated as of December 16, 2025, between Medline Inc. and entities affiliated with Hux Investment Pte. Ltd. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)

10.38	Form of Initial Restricted Stock Unit Grant Notice and Agreement (Director) under the Medline Inc. 2025 Omnibus Incentive Plan.*†
10.39	Form of Restricted Stock Unit Grant Notice and Agreement (Employee) under the Medline Inc. 2025 Omnibus Incentive Plan.*†
10.40	Form of Restricted Stock Unit Grant Notice and Agreement (Director) under the Medline Inc. 2025 Omnibus Incentive Plan.*†
10.41	Form of Performance Stock Unit Grant Notice and Agreement (Employee) under the Medline Inc. 2025 Omnibus Incentive Plan.*†
10.42	Form of Converted Restricted Stock Unit Grant Notice and Agreement (Director) under the Medline Inc. 2025 Omnibus Incentive Plan.*†
19.1	Medline Inc. Insider Trading Policy*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP as to Medline Inc.*
24.1	Power of Attorney (included in signature pages of this Annual Report)*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Medline Inc. Clawback Policy*†
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.
** Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Annual Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
† Management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2026

MEDLINE INC.

By:	/s/ James M. Boyle
Name: James M. Boyle
Title: Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints James M. Boyle, Michael B. Drazin, and Alex M. Liberman, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in their name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments thereto, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Boyle	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
James M. Boyle

/s/ Michael B. Drazin	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Michael B. Drazin

/s/ Jessi L. Corcoran	Chief Accounting Officer ( Principal Accounting Officer)	February 25, 2026
Jessi L. Corcoran

/s/ Charles N. Mills	Chair of the Board of Directors	February 25, 2026
Charles N. Mills

/s/ Joseph P. Baratta	Director	February 25, 2026
Joseph P. Baratta

/s/ Jacob D. Best	Director	February 25, 2026
Jacob D. Best

/s/ Todd M. Bluedorn	Director	February 25, 2026
Todd M. Bluedorn

/s/ Richard A. Galanti	Director	February 25, 2026
Richard A. Galanti

/s/ Patrick J. Healy	Director	February 25, 2026
Patrick J. Healy

/s/ Andrew J. Mills	Director	February 25, 2026
Andrew J. Mills

/s/ Robert R. Schmidt	Director	February 25, 2026
Robert R. Schmidt

/s/ Anushka M. Sunder	Director	February 25, 2026
Anushka M. Sunder

/s/ Thomas W. Sweet	Director	February 25, 2026
Thomas W. Sweet

/s/ Stephen H. Wise	Director	February 25, 2026
Stephen H. Wise