Form 10-Q
period 2026-03-28
Medline Inc.
filed 2026-05-06
CIK 2046386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A
Former name, former address and former fiscal year, if changed since last report

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
Yes ☒ No ☐
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of May 4, 2026, there were 845,606,187 shares of the registrant’s Class A common stock and 468,081,977 shares of the registrant’s Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts. Words such as “anticipate,” “assume,” “believe” “contemplate,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “seek,” “should,” “will,” or “would,” or similar words or phrases that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements in this Quarterly Report. These forward-looking statements relate to matters such as our industry, business strategy, costs, and costs savings, impacts of accounting standards and guidance, goals and expectations, market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, legal matters, trends, and other financial and operating information. The forward-looking statements are based on management’s current expectations and are subject to various risks, uncertainty, and changes in circumstances, many of which are beyond our control, that could cause actual results to differ materially. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Factors that may cause actual results to differ from expected results include, but are not limited to, the following:

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
•We have concentration in and dependence on certain healthcare provider customers and Group Purchasing Organizations.
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

•Our use or our third-party service providers’ or business partners’ use of artificial intelligence, automated decision-making and machine learning technologies and the evolving regulatory framework in this area may subject us to risks or heightened costs that could adversely affect business, results of operation and financial condition.
•Our failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition, and cash flows.
•Uncertain global and domestic macro-economic and political conditions, including as a result of global geopolitical conflicts and tensions, such as the ongoing conflicts in Ukraine and the Middle East, could materially adversely affect our business, results of operations, and financial condition.
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
•Medline Inc. is a holding company and its only material assets are its equity interests held directly or indirectly through wholly owned subsidiaries in Medline Holdings, LP (“Medline Holdings”), and it is accordingly dependent upon distributions from Medline Holdings to pay taxes, make payments under the tax receivable agreement, and pay any dividends.
•The Designating Stockholders hold a significant percentage of our stock, and their interests may conflict with ours or yours in the future.
•Our amended and restated certificate of incorporation does not limit the ability of our Sponsors, the Mills family, and certain other pre-IPO investors to compete with us, and they may have investments in businesses whose interests conflict with ours.
For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report or as of the date they are made, as applicable. Except as otherwise required by law, we disclaim any intent or obligation to update any “forward-looking statement” made in this Quarterly Report to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We file electronically with the U.S. Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other forms or reports as required. Our filings with the SEC are available to the public over the Internet at the SEC’s website at www.sec.gov. We also use our investor relations website at ir.medline.com, press releases, public conference calls and webcasts, and social media as routine channels of distribution to communicate important, and often material, information about Medline to investors and the public, including information about our financial performance and results, analyst and investor presentations, investor days, products, solutions, sustainability initiatives, and corporate governance practices. We encourage you to follow these channels, in addition to our SEC filings, for timely information about the Company. Our SEC filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after they are filed with or furnished to the SEC. The information on our websites is not part of this Quarterly Report and is not incorporated by reference into this report or any other filing we make with the SEC.

CERTAIN DEFINITIONS

As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings:

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
•“Incentive Unitholders” refers to certain pre-IPO holders of Class B Units who will hold Incentive Units following the Reclassification.
•“IPO” refers to our initial public offering of Class A common stock, which was completed on December 18, 2025.
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
•“Sponsors” refers collectively to Blackstone Inc., The Carlyle Group Inc., and Hellman & Friedman LLC.
•“Units” refers collectively to Common Units and Incentive Units.

PART I—FINANCIAL INFORMATION

Item 1 - Financial Statements

MEDLINE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)	As of March 28, 2026 (Unaudited)	As of December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,236	$1,939
Trade accounts receivable, net of allowance for credit losses of $148 and $152 as of March 28, 2026 and December 31, 2025, respectively	3,674	3,533
Inventories	4,807	4,769
Other current assets	463	438
Total current assets	11,180	10,679
Property, plant, and equipment, net	4,758	4,778
Other non-current assets
Goodwill	8,076	8,079
Intangible assets, net	13,717	13,893
Deferred tax assets	837	583
Other long-term assets	446	472
Total other non-current assets	23,076	23,027
Total assets	$39,014	$38,484
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term borrowings and other short-term borrowings	$77	$77
Accounts payable	932	961
Accrued expenses and other current liabilities	1,527	1,452
Total current liabilities	2,536	2,490
Non-current liabilities
Long-term borrowings, less current portion	12,495	12,484
Tax receivable agreement liability	4,009	3,542
Other long-term liabilities	625	682
Total non-current liabilities	17,129	16,708
Total liabilities	$19,665	$19,198
Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 50,000 shares authorized; 846 and 812 shares issued and outstanding as of March 28, 2026 and December 31, 2025, respectively	—	—
Class B common stock, par value $0.0001 per share; 50,000 shares authorized; 468 and 502 shares issued and outstanding as of March 28, 2026 and December 31, 2025, respectively	—	—
Preferred stock, par value $0.0001; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	11,132	10,717
Retained earnings (accumulated deficit)	122	(7)
Accumulated other comprehensive income	18	27
Total Medline Inc. stockholders’ equity	11,272	10,737
Noncontrolling interests	8,077	8,549
Total stockholders’ equity	19,349	19,286
Total liabilities and stockholders’ equity	$39,014	$38,484

See notes to unaudited condensed consolidated financial statements.
[6]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended
(in millions, except per share amounts)	March 28, 2026	March 29, 2025
Net sales	$7,352	$6,644

Cost of goods sold	5,511	4,820
Gross profit	1,841	1,824

Operating expense
Selling, general and administrative expenses	1,228	1,070
Amortization of intangible assets	176	175
Other operating expenses	15	8
Total operating expense	1,419	1,253
Operating income	422	571

Other expense
Interest expense, net	(136)	(210)
Other income, net	1	—
Foreign exchange gain (loss), net	4	(23)
Total other expense	(131)	(233)
Income before income taxes	291	338

Provision for income taxes	52	16
Net income	239	322
Net income attributable to noncontrolling interests	110	—
Net income attributable to Medline Inc.	$129	$322

Earnings per share attributable to Medline Inc.
Basic	$0.16	N/A
Diluted	$0.16	N/A

Weighted-average number of Class A common stock outstanding
Basic	819	N/A
Diluted	825	N/A

Other comprehensive loss, net of tax
Net unrealized loss on derivative instruments	(3)	(30)
Currency translation adjustment	(11)	26
Total other comprehensive loss, net of tax	(14)	(4)
Total comprehensive income	225	318

Comprehensive income attributable to noncontrolling interests	105	—
Comprehensive income attributable to Medline Inc.	$120	$318

See notes to unaudited condensed consolidated financial statements.
[7]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, MEZZANINE EQUITY AND PARTNERS' CAPITAL (Unaudited)

	Three Months Ended March 28, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2026	812	$—	502	$—	$10,717	$(7)	$27	$8,549	$19,286
Net income	—	—	—	—	—	129	—	110	239
Other comprehensive income	—	—	—	—	—	—	(9)	(5)	(14)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Exchange of common units for Class A common stock	34	—	(34)	—	581		1	(582)	—
Tax receivable agreement	—	—	—	—	(479)	—	—	—	(479)
Recognition of deferred tax assets from equity transactions	—	—	—	—	294	—	—	—	294
Reclassification from liability-classified units	—	—	—	—	7	—	—	4	11
Stock-based compensation	—	—	—	—	13	—	—	9	22
Changes in noncontrolling interests	—	—	—	—	(1)	—	(1)	2	—
Balance, March 28, 2026	846	$—	468	$—	$11,132	$122	$18	$8,077	$19,349

	Three Months Ended March 29, 2025
	Mezzanine Equity					Partners’ Capital
	Class A		Stock-based Compensation		Total Mezzanine Equity	Class A		Class B		Class B CUPI		Accumulated Other Comprehensive Income	Total Partners' Capital
(in millions)	Units	Amount	Units	Amount		Units	Amount	Units	Amount	Units	Amount
Balance, January 1, 2025	128	$237	106	$129	$366	16,723	$15,976	721	$123	23	$48	$11	$16,158
Net income	—	2	—	1	3	—	318	—	—	—	1	—	319
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Reclassification from liability-classified units	—	—	—	—	—	—	—	51	10	—	—	—	10
Units repurchased	—	—	(2)	(1)	(1)	—	—	(14)	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	—	6	16	—	—	—	16
Balance, March 29, 2025	128	$239	104	$129	$368	16,723	$16,294	764	$140	23	$49	$7	$16,490

See notes to unaudited condensed consolidated financial statements.
[8]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
(in millions)	March 28, 2026	March 29, 2025
Cash flows from operating activities
Net income	$239	$322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254	247
Stock-based compensation expense	23	19
Amortization of deferred financing costs	11	15
Deferred taxes	37	(4)
Credit losses	1	26
Unrealized foreign exchange (gain) loss, net	(12)	29
Non-cash lease expense	17	17
Other non-cash adjustments	3	6
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(146)	(98)
Inventories	(42)	71
Other assets	(19)	(28)
Accounts payable	6	35
Accrued expenses and other current liabilities	72	34
Other liabilities	(32)	(9)
Net cash provided by operating activities	412	682
Cash flows from investing activities
Purchases of property and equipment, net	(96)	(98)
Acquisitions of businesses, net of cash acquired	—	6
Net cash used in investing activities	(96)	(92)
Cash flows from financing activities
Payment for offering costs	(3)	—
Repayments under lines of credit	—	(179)
Proceeds from lines of credit	—	179
Payment towards Class B unit repurchases	—	(9)
Distributions to noncontrolling interests	(10)	—
Net cash used in financing activities	(13)	(9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7)	9
Net change in cash and cash equivalents and restricted cash	296	590
Cash, cash equivalents and restricted cash, beginning of year	1,942	250
Cash, cash equivalents and restricted cash, end of period	$2,238	$840

Supplemental disclosure of cash flow information:
Cash payments for interest on borrowings	$61	$136
Cash received from interest rate hedging activities	7	15
Recognition of tax receivable agreement liability	479	—
Recognition of deferred tax assets from equity transactions	294	—

The following table provides reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the Condensed Consolidated Balance Sheets as of March 28, 2026 and December 31, 2025:

(in millions)	March 28, 2026 (Unaudited)	December 31, 2025
Cash and cash equivalents	$2,236	$1,939
Restricted cash included in other current assets	2	3
Cash, cash equivalents and restricted cash	$2,238	$1,942

See notes to unaudited condensed consolidated financial statements.
[9]

MEDLINE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Secondary Offering

On March 10, 2026, the Company completed an underwritten public offering of an aggregate of 86,250,000 shares of Class A common stock (including 11,250,000 shares of Class A common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of our Sponsors (collectively, the “Selling Stockholders”) at a public offering price of $41.00 per share, for aggregate gross proceeds of approximately $3.5 billion to the Selling Stockholders (the “March 2026 Resale Offering”). This transaction resulted in the issuance of 33,963,901 shares of Class A common stock in connection with the exchange of Common Units by the Selling Stockholders for the three months ended March 28, 2026. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 3% and is expected to lead to higher net income attributable to the Company. The Company did not sell any shares in this March 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this March 2026 Resale Offering. The Company paid the offering expenses associated with the sale of the shares by the Selling Stockholders, net of the underwriting discounts and commissions.

Initial Public Offering

On December 16, 2025, the SEC declared effective the Company’s Registration Statement on Form S-1 filed in connection with IPO. The Company’s Class A common stock started trading on The Nasdaq Global Select Market on December 17, 2025. On December 18, 2025, the Company completed the IPO of its Class A common stock in which the Company issued and sold 248,439,654 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) for cash consideration of $29.00 per share. The IPO generated net proceeds of approximately $7,048 million after deducting underwriting discounts and commissions of approximately $157 million, but before deducting offering expenses of approximately $40 million. The Company used the proceeds (net of underwriting discounts and commissions) from the issuance of 179,000,000 shares ($5,078 million) in the IPO to purchase an equivalent number of newly issued Common Units from Medline Holdings, which Medline Holdings has in turn used $731 million of which to repay in full all outstanding Euro Term Loans (as defined herein) and $3,292 million of which to repay a portion of the outstanding USD Term Loans (as defined herein) which matures in 2028. The Company will use the remaining net proceeds for general corporate purposes and to bear all of the expenses of the IPO. The Company has used the proceeds (net of underwriting discounts and commissions) from the issuance of 37,034,482 shares ($1,051 million) and the issuance of 32,405,172 shares ($919 million) pursuant to the exercise in full by the underwriters of their option to purchase additional shares in the IPO to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain pre-IPO owners.

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
•All outstanding Class A Units and Class B CUPI Units of Medline Holdings were either (1) reclassified into Common Units, a new class of partnership interest of Medline Holdings, or (2) directly or indirectly exchanged for vested shares of Class A common stock and restricted stock units (“RSUs”) of Medline Inc. The holders of Common Units were also allocated shares of Class B common stock of Medline Inc. on a one-for-one basis with the number of their Common Units.
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

After the Reorganization, Medline Inc.’s sole material asset is a controlling equity interest in Medline Holdings. As the general partner of Medline Holdings, Medline Inc. now operates and controls all of the business and affairs of Medline Holdings, and has the obligation to absorb losses and receive benefits from Medline Holdings and, through Medline Holdings and its subsidiaries, operate the business. The Reorganization has been accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Medline Inc. recognized the assets and liabilities received in the Reorganization at their historical carrying amounts, as presented in the historical financial statements of Medline Holdings. Medline Inc. consolidates Medline Holdings on its consolidated financial statements and records a noncontrolling interest.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2025. The results of businesses acquired or disposed of are included in the unaudited condensed consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively. All adjustments, in the opinion of management, necessary to a fair statement of the results for the interim and annual periods presented have been made.

The unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the unaudited Condensed Consolidated Balance Sheets and the presentation of net income (loss) is modified to present earnings and other comprehensive income (loss) attributed to controlling and noncontrolling interests.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company reclassified certain prior period amounts in the unaudited Condensed Consolidated Statements of Cash Flows to conform to the current year’s presentation. The changes relate to the inclusion of an immaterial financial statement line item within another line item for presentation purposes. The change did not have an impact on the Company’s financial condition, operating results, or cash flows.

Fiscal Periods

The Company’s fiscal year begins on January 1 and ends on December 31. The fiscal quarters are based on a four-four-five-week calendar with periods ending on the Saturday of the last week in the quarter, with the exception of December 31, which is always the fiscal year end date.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for credit losses, inventory valuation reserves, fair value of financial instruments, impairment of long-lived assets and goodwill, tax receivable agreement (“TRA”), deferred tax valuations, depreciation and amortization, actuarial assumptions, and fair value allocations related to business combinations. Actual results could differ from those estimates.

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 introduces a practical expedient allowing entities to assume current economic conditions, as of the balance sheet date, remain unchanged when estimating expected credit losses for current trade receivables and contract assets. The standard is effective for fiscal years beginning after December 15, 2025 on a prospective basis, and including interim periods, with early adoption permitted. The Company has adopted this standard on a prospective basis in the first quarter of 2026, and the adoption did not have a material impact on the consolidated financial statements.
NOTE 2 - INVENTORIES

Inventories consisted of the following as of:

(in millions)	March 28, 2026	December 31, 2025
Raw materials and work in process, net	$835	$748
Finished goods, net	3,972	4,021
Inventories, net	$4,807	$4,769

If last-in, first-out inventories had been valued on a current cost or first-in, first-out basis, they would have been greater by $388 million and $359 million as of March 28, 2026 and December 31, 2025, respectively. The inventory reserve for obsolescence was $56 million and $44 million as of March 28, 2026 and December 31, 2025, respectively.

MEDLINE INC.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of Goodwill were as follows:

(in millions)	Medline Brand	Supply Chain Solutions	Total
Balance, December 31, 2025	$6,724	$1,355	$8,079
Currency translation adjustments	(2)	(1)	(3)
Balance, March 28, 2026	$6,722	$1,354	$8,076

Identifiable intangible assets consist of the following as of:

	March 28, 2026				December 31, 2025
(in millions)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	14	$10,691	$(2,508)	$8,183	15	$10,692	$(2,364)	$8,328
Trade names	5	25	(10)	15	5	25	(10)	15
Developed technology	15	2,167	(478)	1,689	15	2,167	(447)	1,720
Total finite-lived intangible assets		$12,883	$(2,996)	$9,887		$12,884	$(2,821)	$10,063
Indefinite-lived trade names		$3,830	—	$3,830		$3,830	—	$3,830
Intangible assets, net		$16,713	$(2,996)	$13,717		$16,714	$(2,821)	$13,893

Estimated amortization expense for the remainder of fiscal year 2026 and over the next four years and thereafter is as follows:

(in millions)	Total
2026	$528
2027	704
2028	704
2029	702
2030	701
Thereafter	6,548
$9,887

MEDLINE INC.

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The elements of accrued expenses and other current liabilities are as follows as of:

(in millions)	March 28, 2026	December 31, 2025
Payroll	$303	$323
Customer rebates and distributor chargebacks	401	406
Interest payable, net	237	144
Indirect tax payable	85	87
Lease liability	65	66
Income taxes payable	36	24
Other	400	402
Total accrued expenses and other current liabilities	$1,527	$1,452
NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS

The Company’s current portion of long-term borrowings and other short-term borrowings consists of the following as of:

(in millions)	March 28, 2026	December 31, 2025
Current portion of long-term debt (1)	$76	$76
Other short-term debt	1	1
Total	$77	$77
(1) Consists of a portion of the secured Dollar Term Loans bearing variable interest rate.

The long-term borrowings and the effective interest rates are summarized as follows as of:

		March 28, 2026		December 31, 2025
	Maturity dates by fiscal year	Amount (in millions)	Average effective interest rate	Amount (in millions)	Average effective interest rate
Long-term borrowings
Unsecured debt
Fixed	2029	$2,500	5.61%	$2,500	5.61%
Total unsecured debt		2,500		2,500
Secured debt
Fixed	2029	6,000	4.79%	6,000	4.79%
Variable	2026 - 2030	4,255	6.26%	4,255	7.10%
Total secured debt		10,255		10,255
Total debt		12,755		12,755
Less: amounts due within one year		(76)		(76)
Total other (1)		(184)		(195)
Total long-term borrowings		$12,495		$12,484
(1) Includes deferred financing costs and embedded derivative related to the Dollar Term Loans.

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
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

The Dollar Term Loans require quarterly amortization payments of 0.25% of the amended principal due at each calendar quarter-end. There were no amortization payments for the three months ended March 28, 2026 or March 29, 2025, respectively. There were no mandatory amortization payments for the Euro Term Loans.

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
The fair value of the Company’s long-term borrowings as of March 28, 2026 and December 31, 2025 was based on recent trades as reported by a third-party bond pricing service and summarized as follows. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs.

(in millions)	March 28, 2026	December 31, 2025
Dollar Term Loans	$4,268	$4,276
3.875% fixed rate note	4,342	4,399
5.250% fixed rate note	2,457	2,516
6.250% fixed rate note	1,526	1,553

The indentures contain certain affirmative and negative covenants, which require, among other provisions, delivery of the unaudited condensed consolidated financial statements to the relevant note holders. Compliance with the covenants does not significantly impact the Company’s operations. As of March 28, 2026, the Company was in compliance with all the covenants under the Credit Agreement.

Future aggregate principal amounts for the remainder of fiscal year 2026 and over the next four years are as follows:

(in millions)	Debt Maturities
2026	$76
2027	76
2028	726
2029	8,535
2030	3,342
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

As of March 28, 2026 and December 31, 2025, the Revolving Credit Facility had several financial institutions as lenders for a maximum borrowing capacity of $1,000 million. The Revolving Credit Facility accrues commitment fees in respect of unfunded commitments thereunder. Letters of credit issued under the Revolving Credit Facility reduce availability under the Revolving Credit Facility dollar-for-dollar. As of March 28, 2026 and December 31, 2025, availability under the Revolving Credit Facility was $946 million and $947 million, respectively, after taking into account outstanding letters of credit of $54 million and $53 million, respectively. The Company had no borrowings under the Revolving Credit Facility during the three months ended March 28, 2026. During the year ended December 31, 2025, the Company borrowed and repaid $179 million under the Revolving Credit Facility. As a result, there were no amounts outstanding as of March 28, 2026 or December 31, 2025.

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)

Borrowings under the Revolving Credit Facility may be repaid and borrowed again, partially or wholly at any time, from time to time, as elected by the Company and interest is typically paid on a monthly or quarterly basis, depending on the interest period elected.

The Credit Agreement contains certain affirmative and negative covenants, which require, among other provisions, delivery of the unaudited condensed consolidated financial statements to the relevant debt holders. As of March 28, 2026, the Company was in compliance with all covenants.
NOTE 6 - INTEREST EXPENSE, NET
The following table summarizes the components of Interest expense, net:

	Three months ended
(in millions)	March 28, 2026	March 29, 2025
Interest expense	$(165)	$(244)
Interest income	29	34
Interest expense, net	$(136)	$(210)
NOTE 7 - TAX RECEIVABLE AGREEMENT

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

Sales or exchanges of Common Units by their holders to Medline are expected to result in increases in the tax basis of the assets of Medline Holdings. The existing tax basis, increases in existing tax basis, and the tax basis adjustments generated over time may increase (for tax purpose) depreciation and amortization deductions available to Medline Inc. and, therefore, may reduce the amount of tax that Medline Inc. would otherwise be required to pay in the future. Actual tax benefits realized by Medline Inc. may differ from tax benefits calculated under the tax receivable agreement as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate of 6% (as adjusted to take into account the U.S. federal tax benefit of such taxes) to calculate the tax benefits. This payment obligation is an obligation of Medline Inc. and not of Medline Holdings. Changes in the estimate of expected tax benefits Medline would realize and the amount payable under the TRA as a result of changes in tax rates will be reflected in the unaudited Condensed Consolidated Statements of Comprehensive Income.
The balance of the TRA liability was $4,021 million and $3,542 million as of March 28, 2026 and December 31, 2025, respectively. As of March 28, 2026, $12 million was included in Accrued expenses and other current liabilities with the remainder in Tax receivable agreement liability on the unaudited Condensed Consolidated Balance Sheets. The Company’s TRA liability increased by $479 million due to the effects of the March 2026 Resale Offering during the three months ended March 28, 2026. The Company did not make any payment pursuant to the TRA or record a remeasurement adjustment during the three months ended March 28, 2026.

MEDLINE INC.

NOTE 8 - INCOME TAXES
The Company’s effective income tax rate was 17.72% and 4.81% for the three months ended March 28, 2026 and March 29, 2025, respectively. The Company’s effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including the operating partnership, tax incentives, foreign rate differences, state income taxes, non-deductible expenses, and non-taxable income. The increase in the effective income tax rate as compared to prior year is primarily driven by the Reorganization in connection with the IPO, which resulted in a greater portion of income being subject to U.S. federal and state income taxes. Prior to the completion of the IPO, the Company executed the Reorganization, resulting in Medline Inc. becoming the sole general partner of Medline Holdings, with its sole material asset being a controlling equity interest in Medline Holdings. Following the IPO, Medline Inc. is required to pay U.S. federal and state income taxes as a corporation on its share of Medline Holdings’ taxable income.

For the three months ended March 28, 2026, the Company’s effective tax rate differed from the 21% U.S. federal statutory rate primarily due to its organizational structure and ownership composition, including non-controlling interests of Medline Holdings.

For the three months ended March 29, 2025, the Company’s effective tax rate differed from the 21% U.S. federal statutory rate primarily due to the operating partnership, tax incentives, foreign rate differences, state income taxes, non-deductible expenses, and non-taxable income.

In connection with the Reorganization and the IPO, we also entered into a TRA with certain pre-IPO owners. See "Note 7 —Tax Receivable Agreement” for additional information. During the three months ended March 28, 2026 the Company recorded additional TRA liability of $479 million and a deferred tax asset of $294 million principally due to the effects of the March 2026 Resale Offering.
NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Starting in January 2019, the Company was named as a defendant in mass tort litigation in Cook County, Illinois involving claims by approximately 380 plaintiffs that allege personal injuries associated with the Company’s ethylene oxide activities in Lake County, Illinois. In October 2023, the Company agreed to settlement with all but 5 existing plaintiffs, which was finalized in March 2025.

The Company is actively pursuing litigation with its excess insurance carriers related to their obligations to reimburse the Company for substantially all unreimbursed settlement payments in connection with the lawsuits described above. The Company has not recorded a receivable for expected recoveries of the remaining settlement payments from excess insurance carriers as of March 28, 2026.

In May 2023, the Company received a letter from the San Joaquin County District Attorney’s Office, in cooperation with certain other California District Attorneys, notifying the Company of an investigation into alleged violations with respect to the Company’s management and disposal of hazardous materials, hazardous waste, universal waste, and medical waste at its California facilities.

MEDLINE INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)
The Company has been in discussions with the District Attorneys’ Offices to resolve the matter. The Company has reached an agreement in principle on a proposed resolution, and the parties are in the process of finalizing and filing court documentation, including a stipulated judgment, for the consideration of the Superior Court of the State of California for the County of San Joaquin. The proposed resolution is expected to include aggregate payments of approximately $900,000, consisting of a civil penalty of $750,000 and reimbursement of certain investigation-related costs of $150,000. The settlement also includes certain injunctive relief, including requirements that the Company conduct waste audits and provide status updates for a specified number of years. The Company cannot currently predict the timing of filing and entry of the proposed judgment.

Based on current knowledge and the advice of legal counsel, management believes that the reserve as of March 28, 2026 for other pending matters considered probable of gain or loss contingencies is sufficient. In addition, management believes that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance. The Company is of the opinion that, although the outcome of any such legal proceedings cannot be predicted with any certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

Unconditional purchase obligations

Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances) and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. In the normal course of business, the Company enters into arrangements with vendors that supply goods or services. These arrangements can include unconditional purchase obligations and commitments. Payments made under the unconditional purchase obligations were $42 million and $49 million for the three months ended March 28, 2026, and March 29, 2025, respectively.

As of March 28, 2026, future payments related to commitments for the remainder of fiscal year 2026 and over the next four years and thereafter are as follows:

(in millions)	Total
2026	$128
2027	162
2028	169
2029	172
2030	115
Thereafter	59
$805
NOTE 10 - FAIR VALUE MEASUREMENTS
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

MEDLINE INC.

NOTE 10 - FAIR VALUE MEASUREMENTS (Continued)
The Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in certain fair value measurements. Although the Company has determined that the majority of the inputs used to value the derivatives utilize Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of March 28, 2026 and December 31, 2025 were classified as Level 2 of the fair value hierarchy.
See Note 11—Derivatives and Hedging Activities Risk Management for additional information regarding interest rate contracts.

Acquisition-Related Contingent Consideration

The Company recorded payments related to acquisition-related contingent consideration that required fair value measurement every reporting period. The fair value of the contingent payments was reported as the present value of the expected amount to settle the obligation using discounted cash flow techniques which included significant assumptions. The significant unobservable inputs used in the determination of the fair value of the contingent consideration are classified as Level 3, which is unchanged from the classification as of December 31, 2025.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 28, 2026
	Basis of fair value measurement
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Carrying value
Financial assets
Derivative Assets
Interest rate contracts (hedge)	$—	$32	$—	$32
Total assets at fair value	$—	$32	$—	$32
Financial liabilities
Contingent consideration liability	$—	$—	$(29)	$(29)
Total liabilities at fair value	$—	$—	$(29)	$(29)

	December 31, 2025
	Basis of fair value measurement
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Carrying value
Financial assets
Derivative Assets
Interest rate contracts (hedge)	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36
Financial liabilities
Contingent consideration liability	$—	$—	$(29)	$(29)
Total liabilities at fair value	$—	$—	$(29)	$(29)

MEDLINE INC.

NOTE 10 - FAIR VALUE MEASUREMENTS (Continued)
Equity investments without readily determinable fair values, unless measured using the equity method of accounting, are measured at cost, less impairments. When applicable, the Company also adjusts the carrying values of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other long-term assets in the unaudited Condensed Consolidated Balance Sheets and are immaterial.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES RISK MANAGEMENT

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
Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. The Company designates certain of its interest rate derivatives as hedging instruments in cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. During the three months ended March 28, 2026 and March 29, 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to Interest expense, net, as interest payments are made on the Company’s variable-rate debt. The Company estimates that $31 million will be reclassified as a decrease to interest expense within one year after March 28, 2026.

The notional amounts of outstanding interest rate derivatives are summarized as follows:

		March 28, 2026		December 31, 2025
	Currency	Notional amount (in millions)	Maturity date	Notional amount (in millions)	Maturity date
Designated cash flow hedges:
Interest rate swaps	USD	1,000	Dec'2026	1,000	Dec'2026
Interest rate caps	USD	2,000	Dec'2026	2,000	Dec'2026
The Company entered into interest rate caps with notional value of $1,000 million in 2023, which took effect on December 31, 2025 and mature on December 31, 2026. All the interest rate contracts are designated as hedges for accounting purposes.

Based on contractual terms, the notional amounts of interest rate swaps and interest rate caps each decreased in increments of $500 million on December 31, 2025 and 2024 respectively.

MEDLINE INC.

NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES RISK MANAGEMENT (Continued)

Gains and Losses on Hedging Instruments

The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) (“AOCI”) for each reporting period:

			Three months ended
(in millions)			March 28, 2026	March 29, 2025
Gain (loss) recognized in AOCI	Included in effectiveness testing	Interest rate swaps	$4	$(3)
		Interest rate caps	3	(3)
	Excluded in effectiveness testing	Interest rate caps	—	(2)
			7	(8)
Gain (loss) reclassified from AOCI into earnings	Included in effectiveness testing	Interest rate swaps	6	13
		Interest rate caps	5	11
	Excluded in effectiveness testing	Interest rate caps	(1)	(2)
			10	22
Total change in AOCI			$(3)	$(30)

The gain (loss) reclassed from AOCI into earnings is recorded to Interest expense, net in unaudited Condensed Consolidated Statements of Comprehensive Income.

Cash flows from derivatives designated as hedges are classified in the same line item as the cash flows of the hedged transaction within operating activities.
Derivative Assets and Liabilities

The Company records the designated interest rate derivatives at fair value in the unaudited Condensed Consolidated Balance Sheets. The respective assets and liabilities are generally classified as short-term or long-term based on the maturity dates of the derivatives.

The table below summarizes the classification and fair value of the derivatives for each reporting period:

(in millions)
Designated cash flow hedges	Location	March 28, 2026	December 31, 2025
Interest rate swaps	Other current assets	$18	$21
Interest rate caps	Other current assets	14	15
Total designated cash flow hedges		$32	$36
NOTE 12 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL

On December 18, 2025, the Company completed its IPO and executed the Reorganization that impacted its capital structure. See Note 1—Nature of Business and Significant Accounting Policies for additional information regarding the IPO and Reorganization.

Equity Structure Prior to IPO and Reorganization

Partners’ Capital

Prior to the Reorganization and the IPO, Medline Holdings had three classes of authorized units: Class A Units, Class B CUPI Units, and Class B Units.

MEDLINE INC.

NOTE 12 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)
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

Second, except for Operating Distributions (as defined in the LP Agreement), 100% of the remainder of the distributions following the distributions to the Class A Unit holders would be distributed to the holders of Class B CUPI Units until the holders of Class B CUPI Units received cumulative distributions equal to the catch-up amount for such units ($1.00 per Class B CUPI Unit).

Third, the remainder of the distributions would be distributed on a pro rata basis (based on the number of units held and subject to vesting and, with respect to Class B units, deemed unit prices) to the Class A Unit holders, the holders of Class B CUPI units, and the Class B Unit holders, subject to the LP Agreement. Net income and net loss of Medline Holdings was allocated in a manner similar to the foregoing distributions pursuant to the GP LLC Agreement.

Other rights and privileges

The remaining rights and privileges of the holders of all three classes of units were identical.

Class A - Mezzanine Equity

Class A units held by members of management (the “Class A Mezzanine Units”) included a put right that permitted the holders to redeem 50% of their Class A units under conditions outside of the control of the Company. For the periods that management determined it was probable that the Class A Mezzanine Units would become redeemable, the Company had elected to carry the shares at the maximum redemption value, or fair value, in Mezzanine equity on the unaudited Condensed Consolidated Balance Sheets. During the fourth quarter of 2024, management determined that the redemption was no longer probable, and, therefore, no changes in redemption value were recorded, prospectively. The redemption rights terminated upon the IPO, and Class A Mezzanine Units were reclassed to permanent equity.

Stock-Based Compensation - Mezzanine Equity

Class B CUPI Units and Class B Units also included a put right that permitted holders to redeem 20% of matured Class B Units and 50% of Class B CUPI Units under conditions outside of the control of the Company. During the periods when redemption was probable, redeemable units were carried at redemption value, or current intrinsic value, in Mezzanine equity on the unaudited Condensed Consolidated Balance Sheets. During the fourth quarter of 2024, management determined that the redemption was no longer probable and, therefore, no changes in redemption value were recorded, prospectively. The redemption rights terminated upon the IPO, and the redeemable units were reclassed to permanent equity.

Equity Structure After IPO and Reorganization

The Company’s amended and restated certificate of incorporation authorizes three classes of ownership interests: 50,000,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000,000 shares of Preferred stock, par value $0.0001 per share.

MEDLINE INC.

NOTE 12 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)
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

Noncontrolling Interests

Noncontrolling interests represent Common Units and vested Incentive Units held by pre-IPO owners. These Common Units are not attributable to the controlling Class A common stock ownership of Medline Inc. The noncontrolling interests were accounted for as permanent equity on the unaudited Condensed Consolidated Balance Sheets. Net income is reduced by the portion of net income attributable to noncontrolling interests. The conversions into Class A common stock of Class B common stock and Common Units are considered equity transactions and will result in a change in ownership and reduce the amount recorded as noncontrolling interests and increase additional paid-in capital in the Company’s unaudited Condensed Consolidated Balance Sheets.

Accumulated other comprehensive income

The following tables present the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended March 28, 2026
(in millions)	Unrealized Gain (Loss) on Derivative Instruments	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Income
Balance, January 1, 2026	$22	$9	$(4)	$27
Other comprehensive income (loss) before reclassifications	7	(11)	—	(4)
Amount reclassified to earnings	(10)	—	—	(10)
Net other comprehensive loss	(3)	(11)	—	(14)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(4)	—	(5)
Balance, March 28,2026	$20	$2	$(4)	$18

MEDLINE INC.

NOTE 12 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)

	Three Months Ended March 29, 2025
(in millions)	Unrealized Gain (Loss) on Derivative Instruments	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Income
Balance, January 1, 2025	$124	$(114)	$1	$11
Other comprehensive income (loss) before reclassifications	(8)	26	—	18
Amount reclassified to earnings	(22)	—	—	(22)
Net other comprehensive income (loss)	(30)	26	—	(4)
Balance, March 29,2025	$94	$(88)	$1	$7

See Note 11—Derivatives and Hedging Activities Risk Management for additional information regarding hedging activity.
NOTE 13 - STOCK-BASED COMPENSATION
The Company records stock-based compensation expense as a component of selling, general and administrative expenses in the unaudited Condensed Consolidated Statements of Comprehensive Income. The following table presents the stock-based compensation expense for the three months ended March 28, 2026 and March 29, 2025:

(in millions)	Three Months Ended
Classification	March 28, 2026	March 29, 2025
Equity-classified awards	$22	$16
Liability-classified awards	1	3
Total	$23	$19

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

All of the Holdings Incentive Units included a put right that permitted the holders to redeem certain units under conditions outside of the control of the Company. The redemption rights terminated upon the IPO, and the redeemable units were reclassed to permanent equity. See Note 12—Stockholders’ Equity, Mezzanine Equity and Partners’ Capital for additional information regarding mezzanine equity.

The Class B CUPIs vested prior to 2025. The Class B units were subject to a five-year vesting period, with 20% of units vesting on each of the five anniversaries of the grant date. Total fair value of Class B units vested during the three months ended March 29, 2025 was $7 million.

MEDLINE INC.

NOTE 13 - STOCK-BASED COMPENSATION (Continued)
Post-IPO Awards

Reclassification of Holdings Incentive Units

In connection with the IPO and Reorganization, the Holdings Incentive Unit awards issued prior to the IPO were reclassified as follows:

Continuing Unitholders

The time-vesting and performance-vesting Class B units held by certain pre-IPO holders of Class B units (the “Continuing Unitholders”) were reclassified into vested Incentive Units, in the case of vested Class B units, and unvested Incentive Units, in the case of unvested Class B units, in Medline Holdings. These Incentive Units retain the vesting attributes of the Class B units reclassified, including original service period vesting start date. The Class B CUPIs were reclassified to vested Common Units in Medline Holdings. The fair value of Incentive Units was the same immediately prior to and after the reclassification.

Total fair value of Incentive Units vested during the three months ended March 28, 2026 was $4 million. As of March 28, 2026, there was $40 million of unrecognized compensation cost related to unvested Incentive Units, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.0 year. The following table summarizes the Incentive Units activity and related information for the three months ended March 28, 2026:

	Incentive Units	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2025	14,538,818	$5.86
Granted	—	—
Vested	(457,480)	$8.15
Forfeited	—	—
Unvested as of March 28, 2026	14,081,338	$5.78

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

MEDLINE INC.

NOTE 13 - STOCK-BASED COMPENSATION (Continued)
RSAs

Total fair value of RSAs vested during the three months ended March 28, 2026 was $1 million. As of March 28, 2026, there was $9 million of unrecognized compensation cost related to unvested RSAs, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.3 years. The following table summarizes the RSAs activity and related information for the three months ended March 28, 2026:

	RSAs	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2025	1,958,657	$29.00
Granted	—	—
Vested	(41,050)	$29.00
Forfeited	—	—
Unvested as of March 28, 2026	1,917,607	$29.00

RSUs and Performance Stock Units

During the three months ended March 28, 2026, RSUs and Performance Stock Units (“PSUs”) were granted to certain employees. The grant date fair value of RSUs and PSUs is based on the fair market value of the Company’s underlying common stock at the grant date. The RSUs vest over one to five years contingent upon employment on the vesting date. The PSUs generally vest over four years contingent upon achievement of certain performance conditions and employment on the vesting date. The RSU expense is recognized using a graded vesting method or straight-line method. The PSU expense is recognized using a graded vesting method. The probability of achieving the PSU performance conditions is assessed each reporting period for expense purposes.

As of March 28, 2026, there was $63 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years, and there was $51 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.4 years. The following table summarizes the RSUs and PSUs activity and related information for the three months ended March 28, 2026:

	RSUs	Wtd. Avg. Grant Date Fair Value	PSUs	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2025	523,795	$29.00	—	—
Granted	1,635,527	$44.05	1,206,267	$44.05
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested as of March 28, 2026	2,159,322	$40.40	1,206,267	$44.05

MEDLINE INC.

NOTE 13 - STOCK-BASED COMPENSATION (Continued)
Options

Options issued entitle the holder to future purchases of Class A common stock and are exercisable up to the tenth anniversary of the grant date. As of March 28, 2026, there was $20 million of unrecognized compensation cost related to options, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.4 years. The following table summarizes option activity and related information for the three months ended March 28, 2026:

	Options	Wtd. Avg. Grant Date Fair Value	Wtd. Avg. Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	6,770,442	$11.97	$29.00
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of March 28, 2026	6,770,442	$11.97	$29.00	9.7	$84
Exercisable as of March 28, 2026	—	—	—
Expected to vest as of March 28, 2026	6,770,442	$11.97	$29.00	9.7	$84

The aggregate intrinsic value in the table above represents the cumulative difference between the closing price of Class A common stock on March 28, 2026 and the option exercise prices.

Liability-classified awards
Liability-classified awards are presented in Other long-term liabilities on the unaudited Condensed Consolidated Balance Sheets. The Company reevaluates the fair value of liability-classified awards periodically until they are reclassified as equity when granted, with the fair value change recorded ratably in the current-period compensation expense. For the three months ended March 28, 2026 and March 29, 2025, the Company reclassified liabilities of $11 million and $10 million, respectively, to equity.

Prior to Reorganization and IPO
During the three months ended March 29, 2025 and March 30, 2024, Medline Holdings authorized Class B units to be granted to certain employees upon fulfillment of certain performance conditions. With each grant, the number of Class B units to be issued and the grant date fair value of the award are dependent on the performance targets achieved and Medline Holdings’ equity value, and will be determined on the official grant date. The Class B units were subject to a five-year service vesting period, with 20% of units vesting on each of the five anniversaries from the official grant date. The award was classified as a liability in accordance with ASC 718 until the official grant date, when it was reclassified as equity.

In March 2025, 50,659,004 of Class B Units were legally granted with a grant date fair value of $29 million.
IPO and Reorganization

At the time of IPO, the liability-classified awards authorized in the three months ended March 29, 2025 were not yet granted and classified as a liability (“2025 Awards”). Both the underlying equity instrument and the vesting condition were modified upon the IPO. In March 2026, the 2025 Awards were settled into 521,371 RSUs with grant date fair value of $23 million, and the respective liabilities was reclassified as equity. 25% of the 2025 Awards will vest 180 days post-IPO while the remaining 75% of the 2025 Awards will vest on each of the three anniversaries from the official grant date. As of March 28, 2026, the Company has no liability-classified awards.

MEDLINE INC.

NOTE 14 - EARNINGS PER SHARE
All net income prior to the IPO was entirely allocable to partners of Medline Holdings. As a result of the Reorganization and IPO, the Company’s capital structure before and after IPO are not comparable, and the presentation of earnings per share for the periods prior to the IPO is not meaningful and not presented herein.

The Company computes earnings per share of Class A common stock using the two-class method required for participating securities. Shares of Class B common stock are not considered participating securities because they have no right to receive dividends, no right to receive distribution on liquidation or winding up of Medline Inc. and no earnings or losses are allocable to such class. Therefore, basic and diluted earnings per share of Class B common stock has not been presented.

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income attributable to the Company by the weighted-average number of Class A common stock outstanding during the period. Diluted earnings per share attributable to the Company gives effect to all potential shares of Class A common stock, including conversion of Class B common stock, conversion of Medline Holdings Incentive Units, stock options, RSAs, RSUs, and PSUs to the extent these are dilutive.

The following table sets forth the calculation of basic and diluted earnings per share of Class A common stock:

(in millions, except number of shares and per share amounts)	Three Months Ended March 28, 2026
Basic earnings per share:
Numerator
Net income	$239
Less: Net income attributable to noncontrolling interests	110
Net income attributable to Medline Inc.	$129
Reallocation of net income attributed to vested incentive units	3
Numerator for earnings per share	$132
Denominator
Weighted-average number of Class A common stock outstanding	819,082,538
Basic earnings per share	$0.16

Diluted earnings per share:
Numerator
Numerator for earnings per share (Basic)	$132
Effect of dilutive stock compensation awards	(2)
Numerator for earnings per share (Diluted)	$130
Denominator
Weighted-average number of Class A common stock outstanding (Basic)	819,082,538
Weighted-average effect of dilutive securities:
Effect of dilutive stock compensation awards	5,753,499
Weighted-average number of Class A common stock outstanding (Diluted)	824,836,037
Diluted earnings per share	$0.16

The following table presents outstanding shares of potentially dilutive securities excluded from the calculation of diluted earnings per share because including them would have had an anti-dilutive effect:

Three Months Ended March 28, 2026
Class B common stock	492,676,526

MEDLINE INC.

NOTE 15 - RELATED PARTY
Credit Agreements and Borrowings

The following table summarizes the Company’s long-term debts held by certain affiliates of the Company’s private equity sponsors. The terms of these debts are identical to all other debts issued. See Note 5—Credit Agreements and Borrowings for additional information on the long-term debt.

(in millions)	March 28, 2026	December 31, 2025
Current portion of long-term borrowings and other short-term borrowing	$3	$2
Long-term borrowings, less current portion	159	158

Tax Receivable Agreement

In connection with the Reorganization and the IPO, the Company has entered into a TRA with certain of its pre-IPO owners. Among these pre-IPO owners are individuals and entities classified as related parties of the Company; consequently, transactions pertaining to the TRA are regarded as related party transactions in relation to these individuals and entities. From time to time, the pre-IPO owners party to the TRA have, and may in the future, transfer and assign their rights under the TRA in accordance with its terms. Such transfers and assignments do not affect the Company’s underlying rights and obligations under the TRA. In March 2026, certain of the pre-IPO owners entered into an assignment and assumption agreement, pursuant to which such parties transferred and assigned their rights under the TRA to certain other pre-IPO owners for approximately $1.4 billion. See Note 7—Tax Receivable Agreement for additional information.

There have been no other significant transactions with related parties during the periods presented.

NOTE 16 - SEGMENT INFORMATION

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

MEDLINE INC.

NOTE 16 - SEGMENT INFORMATION (Continued)
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

The following tables present financial information by segment:

	Three months ended
(in millions)	March 28, 2026	March 29, 2025
Net sales to external customers:
Front Line Care	$1,618	$1,526
Surgical Solutions	1,554	1,447
Laboratory and Diagnostics	293	291
Medline Brand	$3,465	$3,264
Supply Chain Solutions	3,887	3,380
Consolidated net sales to external customers	$7,352	$6,644

Segment Adjusted EBITDA:
Medline Brand	$765	$830
Supply Chain Solutions	187	182
Total segment adjusted EBITDA	952	1,012
Corporate & Other	(176)	(144)
Interest expense, net	(136)	(210)
Depreciation and amortization	(254)	(247)
Inventory-related adjustments	(29)	(21)
Stock-based compensation expense	(23)	(22)
Litigation gains, net	—	34
Transaction-related costs (1)	(35)	(12)
Other non-core charges, net (2)	(8)	(52)
Income before income taxes	$291	$338
(1) Represents acquisition and integration-related costs and IPO and March 2026 Resale Offering related costs.
(2) Represents loss on credit loss expense related to customer receivables, losses on disposal of assets and exits, realized and unrealized foreign currency and investment losses and costs, and other items.

MEDLINE INC.

NOTE 16 - SEGMENT INFORMATION (Continued)
The following tables present information by sales office and geographic area:

	Three months ended
(in millions)	March 28, 2026	March 29, 2025
Net sales to external customers:
Acute care (1)	$5,125	$4,572
Non-Acute care (2)	1,732	1,622
United States	6,857	6,194
International	495	450
Consolidated net sales to external customers	$7,352	$6,644
(1) Acute care represents hospital health systems.
(2) Non-Acute care represents other sites of care including outpatient, post acute, physician’s office, surgery centers, and all other.

(in millions)	March 28, 2026	December 31, 2025
Long-lived assets by geographical area (1):
United States	$4,359	$4,433
International	805	777
Consolidated long-lived assets, net	$5,164	$5,210
(1) Includes property, plant, and equipment, net, and operating lease right-of-use assets.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated its unaudited condensed consolidated financial statements for subsequent events through May 6, 2026, the date the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand the financial condition, results of operations, and present business of Medline and Medline Holdings (f/k/a, Mozart Holdings, LP, the predecessor of Medline). This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes in Part I, “Item 1—Financial Statements” of this Quarterly Report and in Part II, “Item 8—Financial Statements and Supplemental Data” of our 2025 Form 10-K, as well as the corresponding MD&A contained in our 2025 Form 10-K. Some of the information included in this MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Our future results and financial condition may differ materially from those we currently anticipate. You should review the “Cautionary Note Regarding Forward-Looking Statements” section in this Quarterly Report and Part I, “Item 1A—Risk Factors” of our 2025 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of the MD&A, references to the “Company,” “Medline,” “we,” “us,” and “our” mean Medline Inc. and its consolidated subsidiaries.
Overview
Medline is the largest provider of med-surg products and supply chain solutions serving all points of care, based on total net sales of med-surg products. We deliver mission-critical products used daily across the full range of care settings, from hospitals and surgery centers to physician offices and post-acute facilities. We operate under two reportable segments, Medline Brand and Supply Chain Solutions. Both segments are supported by our Prime Vendor model, differentiated distribution network, and robust commercial platform. See Part I, “Item 1—Business” of our 2025 Form 10-K for a more detailed description of each of our segments, our Prime Vendor model, distribution network, and commercial platform.
For the three months ended March 28, 2026, our financial results were as follows:

•We generated net sales of $7.4 billion, net income of $0.2 billion, and Adjusted EBITDA of $0.8 billion, representing a net income margin of 3.3% and an Adjusted EBITDA Margin of 10.6%.
•During that period, Medline Brand segment net sales and Segment Adjusted EBITDA were $3.5 billion and $0.8 billion, respectively, which represented 47.1% of total net sales and 80.4% of Segment Adjusted EBITDA, respectively. Supply Chain Solutions segment net sales and Segment Adjusted EBITDA were $3.9 billion and $0.2 billion, respectively, which represented 52.9% of total net sales and 19.6% of Segment Adjusted EBITDA, respectively.
For a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful, and a discussion of the material risks and limitations of these measures, see “—Non-GAAP Financial Information” below.
Key Factors and Trends

During the three months ended March 28, 2026 our results and operations were impacted by various factors and trends, including those discussed below. For additional information regarding factors and trends that may impact our results and operations, see Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Trade Relations, Impacts of Tariffs on our Business, and Geopolitical Risks

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy. While the global tariff environment is unpredictable, as a global company with strategically located and owned manufacturing, combined with a broadly diversified sourcing footprint, we believe we are well-positioned to mitigate potential supply chain challenges. We have multiple mitigation levers at our disposal, which include strategically re-allocating production to other parts of the world, leveraging our new and existing supplier base, optimizing procurement and sourcing of key inputs and raw materials, driving efficiencies and optimizing our own manufacturing footprint, pursuing available tariff mitigation measures, such as qualified exclusions, engaging with relevant industry and policy partners, and lastly, enacting selective price increases in a thoughtful and strategic way where needed. For the three months ended March 28, 2026, the net impact to income before taxes from tariffs and tariff developments was approximately $120 million. The actual full year impact may vary based on changes in tariff rates, duration of tariffs, scope of tariffs, and potential mitigation levers.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs thereunder. The U.S. subsequently imposed new tariffs under alternative statutory authority. In response, in April 2026, U.S. Customs and Border Protection announced a new administrative process for requesting refunds of certain tariffs imposed under IEEPA. The timing and amount of any potential refunds remain uncertain and are subject to eligibility requirements, administrative processing, and other limitations.

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

On February 28, 2026, a military conflict commenced in the Middle East. The ongoing geopolitical conflicts in the region have resulted in, and could continue to result in, significant disruption of energy supplies and increases in global energy prices, which could heighten inflationary pressures, disrupt global supply chains and adversely impact consumer spending patterns. We will continue to evaluate the evolving macroeconomic environment and seek to take actions to mitigate the impact, if any, on our business and financial condition.

Secondary Offering

On March 10, 2026, we completed an underwritten public offering of an aggregate of 86,250,000 shares of Class A common stock (including 11,250,000 shares of Class A common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of our Sponsors (collectively, the “Selling Stockholders”) at a public offering price of $41.00 per share, for aggregate gross proceeds of approximately $3.5 billion to the Selling Stockholders (the “March 2026 Resale Offering”). This transaction resulted in the issuance of 33,963,901 shares of Class A common stock in connection with the exchange of Common Units by the Selling Stockholders for the three months ended March 28, 2026. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 3% and is expected to lead to higher net income attributable to the Company. We did not sell any shares in this March 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this March 2026 Resale Offering. We paid the offering expenses associated with the sale of the shares by the Selling Stockholders, net of the underwriting discounts and commissions.

IPO

On December 18, 2025, we completed our IPO of 248,439,654 shares of Class A common stock, including 32,405,172 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $29.00 per share. Our Class A common stock began trading on the Nasdaq Global Select Market under the trading symbol “MDLN” on December 17, 2025. The IPO generated net proceeds of approximately $7,048 million after deducting underwriting discounts and commissions of approximately $157 million, but before deducting offering expenses of approximately $40 million. See Note 1—Nature of Business and Significant Accounting Policies to our unaudited condensed consolidated financial statements, included under Part I, “Item 1—Financial Statements" of this Quarterly Report for additional information.

Public Company Costs

We incurred initial costs associated with public company reporting requirements during fiscal years 2026 and 2025, and we expect to continue to incur additional costs associated with operating as a public company. We expect that these costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that were not inapplicable to us as a private company. These additional rules and regulations will increase our legal, regulatory, financial, and insurance compliance costs and will make some activities more time-consuming and costly.

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

Medline Inc. is a corporation for U.S. federal and state income tax purposes. Medline Holdings is treated as a flow-through entity for U.S. federal and state income tax purposes, and, as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, the historical results of operations and other financial information set forth in this Quarterly Report do not include any provision for U.S. federal income tax for Medline Holdings except with respect to subsidiary corporations that are subject to U.S. federal income tax. Following the IPO, Medline Inc. is required to pay U.S. federal and state income taxes as a corporation on its share of Medline Holdings’ taxable income.

In connection with the Reorganization and the IPO, we also entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners. See “—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information.
Consolidated Results of Operations

For the three months ended March 28, 2026 compared to the three months ended March 29, 2025

	Three months ended
	March 28, 2026	March 29, 2025	2026 vs 2025
			$ Change	% Change
(in millions, except percentages)
Net sales	$7,352	$6,644	$708	10.7%
Cost of goods sold	5,511	4,820	691	14.3%
Gross profit	1,841	1,824	17	0.9%
Operating expense
Selling, general, and administrative expenses	1,228	1,070	158	14.8%
Amortization of intangible assets	176	175	1	0.6%
Other operating expenses	15	8	7	87.5%
Total operating expense	1,419	1,253	166	13.2%
Operating income	422	571	(149)	(26.1)%
Other expense
Interest expense, net	(136)	(210)	74	(35.2)%
Other income, net	1	—	1	—%
Foreign exchange gain (loss), net	4	(23)	27	NM(1)
Total other expense	(131)	(233)	102	(43.8)%
Income before income taxes	291	338	(47)	(13.9)%
Provision for income taxes	52	16	36	NM(1)
Net income	$239	$322	$(83)	(25.8)%
(1) Not Meaningful

Net Sales

Net sales for the three months ended March 28, 2026 increased $708 million, or 10.7%, to $7,352 million, compared to $6,644 million for the respective period in 2025, primarily driven by organic growth with foreign currency exchange rates having an immaterial impact on net sales. Organic net sales growth was substantially all related to increased volumes with pricing having an immaterial impact.

Net sales for the U.S. business for the three months ended March 28, 2026 increased $663 million, or 10.7%, to $6,857 million, compared to $6,194 million for the respective period in 2025, primarily due to volume growth in Prime Vendor net sales, which for the three months ended March 28, 2026 increased $653 million, or 15.3%, to $4,913 million, compared to $4,260 million for the respective period in 2025.

Net sales for the U.S. acute care business, which includes both Prime Vendor and non-Prime Vendor customers, increased $553 million, or 12.1%, to $5,125 million, compared to $4,572 million for the respective period in 2025, primarily driven by volume growth. Net sales for the U.S. non-acute care business increased $110 million, or 6.8%, to $1,732 million, compared to $1,622 million for the respective period in 2025, primarily driven by volume growth.

Net sales for the International business for the three months ended March 28, 2026 increased $45 million, or 10.0%, to $495 million, compared to $450 million for the respective period in 2025, primarily driven by favorable foreign currency exchange rates.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended March 28, 2026 increased $691 million, or 14.3%, to $5,511 million, compared to $4,820 million for the respective period in 2025, primarily driven by the growth in net sales and higher import costs due to tariffs. Gross profit margin was impacted negatively by sales to new Prime Vendor customers that typically have lower margins in early periods and impacted positively by increased sales to existing Prime Vendor customers as we shift sales from Supply Chain Solutions third-party national brand products to Medline Brand products. Gross profit as a percentage of sales decreased from 27.5% for the three months ended March 29, 2025 to 25.0% for the three months ended March 28, 2026, primarily driven by higher import costs due to tariffs.

Selling, General, and Administrative Expenses
Selling, General, and Administrative (“SG&A”) expenses for the three months ended March 28, 2026 increased $158 million, or 14.8%, to $1,228 million, compared to $1,070 million for the respective period in 2025, primarily due to $92 million of higher compensation and benefit expenses related to investments in headcount, inclusive of $18 million of one-time employee bonuses related to the IPO, which are subject to an ongoing service requirement, and $27 million related to higher distribution expense, including outbound freight. The prior year also included $30 million related to the favorable settlement of an intellectual property dispute, partially offset by $24 million of credit loss expense related to certain customer receivables, neither of which recurred in 2026.

Interest Expense, net

Interest expense, net for the three months ended March 28, 2026 decreased $74 million, or 35.2%, to $136 million, compared to $210 million for the respective period in 2025, primarily due to 2025 repayment of Euro Term and Dollar Term loans from IPO proceeds and lower variable interest rates.

Foreign Exchange Gain (Loss), net

Foreign exchange gain (loss), net for the three months ended March 28, 2026 increased $27 million to a gain of $4 million, compared to a loss of $23 million for the respective period in 2025, primarily due to unfavorable foreign exchange rate movement on certain settled borrowings denominated in the Euro in 2025.

Provision for Income Taxes

Provision for income taxes for the three months ended March 28, 2026 increased $36 million to $52 million, compared to $16 million for the respective period in 2025, primarily due to tax changes associated with the Reorganization, which subjected a greater portion of earnings to corporate‑level U.S. federal and state income taxes.

Business Segment Results of Operations

The following table compares business segment net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin for the three months ended March 28, 2026 and March 29, 2025.

	Three months ended
	March 28, 2026	March 29, 2025	2026 vs 2025
			$ change	% change
(in millions, except percentages)
Medline Brand
Net sales	$3,465	$3,264	$201	6.2%
Segment Adjusted EBITDA	765	830	(65)	(7.8)%
Segment Adjusted EBITDA margin(1)	22.1%	25.4%
Supply Chain Solutions
Net sales	3,887	3,380	507	15.0%
Segment Adjusted EBITDA	187	182	5	2.7%
Segment Adjusted EBITDA margin(1)	4.8%	5.4%
(1) We define Segment Adjusted EBITDA margin as the Segment Adjusted EBITDA divided by segment net sales.

See Note 16—Segment Information to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report for additional information on our segments.

Medline Brand

Medline Brand segment net sales for the three months ended March 28, 2026 increased $201 million, or 6.2%, to $3,465 million, compared to $3,264 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales of Medline Brand products for the three months ended March 28, 2026, which increased $152 million, or 10.5%, to $1,605 million, compared to $1,453 million for the respective period in 2025.

Surgical Solutions net sales for the three months ended March 28, 2026 increased $107 million, or 7.4%, to $1,554 million, compared to $1,447 million for the respective period in 2025, primarily driven by volume growth in operating room and kitting products. Front Line Care net sales for the three months ended March 28, 2026 increased $92 million, or 6.0%, to $1,618 million, compared to $1,526 million for the respective period in 2025, primarily driven by volume growth, including exam gloves and personal care products. Laboratory and Diagnostics net sales for the three months ended March 28, 2026 stayed approximately flat, compared to the respective period in 2025. The volume growth in Laboratory and Diagnostics was partially offset by lower seasonal demand due to a less severe respiratory illness season compared to the prior year.

Medline Brand Segment Adjusted EBITDA for the three months ended March 28, 2026 decreased $65 million, or 7.8%, to $765 million, compared to $830 million for the respective period in 2025, primarily driven by higher import costs due to tariffs and higher operating expense, including higher compensation and benefit expense related to investment in headcount and higher distribution expense, partially offset by the growth in net sales. Medline Brand Segment Adjusted EBITDA margin decreased to 22.1% from 25.4%, primarily driven by higher import costs due to tariffs.

Supply Chain Solutions

Supply Chain Solutions segment net sales for the three months ended March 28, 2026 increased $507 million, or 15.0%, to $3,887 million, compared to $3,380 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales for the three months ended March 28, 2026, which increased $501 million, or 17.8%, to $3,308 million, compared to $2,807 million for the respective period in 2025, including implementation of new relationships and growth with existing customers.

Supply Chain Solutions Segment Adjusted EBITDA for the three months ended March 28, 2026 increased $5 million, or 2.7%, to $187 million, compared to $182 million for the respective period in 2025. Supply Chain Solutions Segment Adjusted EBITDA margin decreased to 4.8% from 5.4%, primarily due to customer mix from new Prime Vendor signings at lower margins and higher operating expenses.

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

The following table sets forth a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA and Adjusted EBITDA Margin:

	Three months ended
(in millions, except percentages)	March 28, 2026	March 29, 2025
Net income	$239	$322
Interest expense, net	136	210
Provision for income taxes	52	16
Depreciation and amortization	254	247
Inventory-related adjustments (1)	29	21
Stock-based compensation expense	23	22
Litigation gains, net (2)	—	(34)
Transaction-related costs (3)	35	12
Other non-core charges (4)	8	52
Adjusted EBITDA	$776	$868
Net income margin (5)	3.3%	4.8%
Adjusted EBITDA Margin (5)	10.6%	13.1%

(1)Represents inventory adjustment associated with non-cash last-in, first-out reserves.
(2)For the three months ended March 29, 2025, represents a settlement adjustment of $(8) million related to the ethylene oxide litigation, $(30) million related to settlement of an intellectual property dispute, and $4 million related to other legal settlements.
(3)For the three months ended March 28, 2026 and March 29, 2025, respectively, includes $27 million and $4 million of expenses related to our IPO and subsequent offerings, consisting of legal, accounting, and advisory fees, as well as one-time employee bonuses, which are subject to an ongoing service requirement, and $8 million and $8 million of acquisition and integration-related costs and adjustments.
(4)For the three months ended March 28, 2026 and March 29, 2025, respectively, includes $9 million and $5 million of other project costs; $(4) million and $22 million of realized and unrealized foreign exchange and investment (gains) losses; and $(4) million and $24 million credit (recoveries) loss expense related to certain customer receivables. The three months ended March 28, 2026 also includes $8 million of losses on disposal of assets and exits.
(5)Net income margin represents net income divided by net sales and Adjusted EBITDA Margin represents Adjusted EBITDA divided by net sales.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations, and our revolving credit facility. As of March 28, 2026, we had cash and cash equivalents of $2,236 million and available liquidity under our Revolving Credit Facility of $946 million.

Our primary uses of cash include product purchases, operating costs, personnel-related costs, capital expenditures related to property and equipment, acquisitions, payments of interest under our indebtedness, and distributions to partners.

Our net capital expenditures were $96 million and $98 million for the three months ended March 28, 2026 and March 29, 2025, respectively. These include the continued enhancements and automation in our distribution centers and investments in our manufacturing facilities in Mexico and other regions. We anticipate the net capital expenditures for the fiscal year 2026 to be approximately $500 million, primarily related to the expansion of manufacturing facilities and distribution centers and further investment in automation.

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

After completion of the IPO, Medline Inc. became our holding company and has no material assets other than its ownership of Common Units in Medline Holdings. Medline Inc. has no independent means of generating net sales. Medline Inc. intends to cause Medline Holdings to make distributions and payments to its holders of Units, including Medline Inc. and the Continuing Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, expenses, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Medline Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, the terms of our financing arrangements, including the Credit Agreement that governs the Senior Secured Credit Facilities and the indentures governing the Senior Notes (as defined herein), contain covenants that may restrict Medline Holdings and its subsidiaries from paying such distributions, subject to certain exceptions. Further, Medline Holdings is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Medline Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Medline Holdings are generally subject to similar legal limitations on their ability to make distributions to Medline Holdings. See Part I, “Item 1A—Risk Factors—Risks Related to Our Organizational Structure—Medline Inc. is a holding company and its only material assets are its equity interests held directly or indirectly through wholly owned subsidiaries in Medline Holdings, and it is accordingly dependent upon distributions from Medline Holdings to pay taxes, make payments under the tax receivable agreement and pay any dividends.” of our 2025 Form 10-K.

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

Cash Flows
The following table sets forth the major components of our unaudited Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three months ended
	March 28, 2026	March 29, 2025
(in millions)
Net cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$412	$682
Investing activities	(96)	(92)
Financing activities	(13)	(9)
Effect of exchange rate changes	(7)	9
Net change in cash and cash equivalents and restricted cash	$296	$590

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $412 million and $682 million for the three months ended March 28, 2026 and March 29, 2025, respectively.

Net cash provided by operating activities for the three months ended March 28, 2026 was primarily driven by net income excluding non-cash items, partially offset by changes in working capital. Changes in working capital resulted in net cash used of $161 million, which is primarily driven by an increase in trade accounts receivable of $146 million due to sales growth and an increase in inventories of $42 million.

Net cash provided by operating activities for the three months ended March 29, 2025 was primarily driven by net income excluding non-cash items. Changes in working capital resulted in net cash provided of $5 million, which is primarily driven by an increase in trade accounts receivable of $98 million, partially offset by a decrease in inventories of $71 million and an increase in accounts payable of $35 million.

Cash Flows used in Investing Activities

For the three months ended March 28, 2026, net cash used in investing activities was driven by net capital expenditures of $96 million.

For the three months ended March 29, 2025, net cash used in investing activities was driven by net capital expenditures of $98 million, partially offset by $6 million related to acquisitions of business.

Cash Flows used in Financing Activities

For the three months ended March 28, 2026, net cash used in financing activities was primarily driven by $10 million of distributions to noncontrolling interests and $3 million of payments related to offering costs.

For the three months ended March 29, 2025, net cash used in financing activities was driven by Class B Unit repurchases of $9 million.
Indebtedness

As of March 28, 2026, our total indebtedness was $12,755 million, including outstanding borrowings of senior unsecured notes with a principal amount of $2,500 million, senior secured notes with a principal amount of $6,000 million, and $4,255 million under a senior secured term loan facility.

Our long-term debt contains affirmative and negative covenants. We were in compliance with all such covenants as of March 28, 2026. The springing financial covenant under the Credit Agreement, which is applicable solely to the Revolving Credit Facility, requires compliance with a maximum ratio of consolidated first lien net indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) of 8.3x, which ratio is tested on the last day of any fiscal quarter only if the aggregate principal amount of borrowings (excluding outstanding letters of credit (whether or not cash collateralized)) under the Revolving Credit Facility exceeds 35% of the greater of (a) the total amount of commitments under the Revolving Credit Facility on such day and (b) $1,000 million. While the springing financial covenant was not subject to testing as of March 28, 2026 as we did not have any outstanding borrowings under the Revolving Credit Facility at such time, our ratio of consolidated first lien net indebtedness to Consolidated EBITDA as of the last day of any applicable fiscal quarter has not exceeded the maximum ratio permitted under the springing financial covenant. The failure to satisfy this ratio would impact our ability to borrow amounts committed under our Revolving Credit Facility which could have a material impact on our liquidity.

See Note 5—Credit Agreements and Borrowings to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report for additional information on our indebtedness.

We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. See Note 11—Derivatives and Hedging Activities Risk Management to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report, and Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Cash Flow Hedges of Interest Rate Risk” of our 2025 Form 10-K.

Tax Receivable Agreement

In connection with the Reorganization, we entered into a TRA with certain of our pre-IPO owners. As of March 28, 2026, we have recorded a TRA liability of $4,021 million.

See Note 7—Tax Receivable Agreement and Note 15—Related Party to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report, and Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Tax Receivable Agreement” of our 2025 Form 10-K.
Contractual Obligations

During the three months ended March 28, 2026, there were no material changes to the contractual obligations from those disclosed in our 2025 Form 10-K.

For additional information regarding debt and non-cancellable contractual service and purchases obligations, see Note 5—Credit Agreements and Borrowings and Note 9—Commitment and Contingencies to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report.
Critical Accounting Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our 2025 Form 10-K.

Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

For a discussion of recently adopted accounting standards and recently issued accounting standards not yet adopted, please see Note 1—Nature of Business and Significant Accounting Policies to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risks as disclosed in the 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

See Note 9—Commitments and Contingencies to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report, which is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes for the period covered by this Quarterly Report to the risk factors disclosed in Part I, “Item 1A—Risk Factors” of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 18, 2025, we completed the IPO of our Class A common stock in which we issued and sold 248,439,654 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) for cash consideration of $29.00 per share. The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-291112) which was declared effective by the SEC on December 16, 2025. There has been no change in the use of proceeds from our IPO as described in the 2025 Form 10-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plan Arrangements

The table below summarizes the terms of trading arrangements adopted or terminated by our officers or directors during the three months ended March 28, 2026. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Trading Arrangement	Number of Shares to be Sold Pursuant to the Trading Arrangement*
James M. Boyle	Chief Executive Officer and Director	Adopted on March 12, 2026	June 16, 2026 – March 31, 2027	Up to 24,313 shares of Class A common stock
		Adopted on March 12, 2026**	June 16, 2026 – March 31, 2027	Up to 514,876 shares of Class A common stock
Michael B. Drazin	Chief Financial Officer	Adopted on March 10, 2026	June 16, 2026 – July 30, 2027	Up to 486,028 shares of Class A common stock
Stephen L. Miller	Chief Operating Officer	Adopted on March 11, 2026	June 16, 2026 – December 31, 2026	Up to 100% of the shares of Class A common stock issued upon the vesting and exchange of 808,451 Incentive Units
Alex M. Liberman	Chief Legal Officer	Adopted on March 11, 2026	June 16, 2026 – December 31, 2026	Up to 226,923 shares of Class A common stock
		Adopted on March 11, 2026**	June 16, 2026 – December 31, 2026	Up to 234,177 shares of Class A common stock
Douglas P. Golwas	Chief Commercial Officer	Adopted on March 11, 2026	June 16, 2026 – June 30, 2027	Up to 465,864 shares of Class A common stock
Amanda H. Laabs	Chief Product Officer	Adopted on March 12, 2026	June 16, 2026 – December 31, 2026	Up to 251,070 shares of Class A common stock
* Represents the maximum number of shares that may be sold pursuant to the trading arrangement. The actual number of shares sold will depend upon the satisfaction of certain conditions as set forth in the written plan.
** Securities to be sold pursuant to this plan are held by a family trust of which the officer’s spouse is the trustee.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.
** Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2026

MEDLINE INC.

By:	/s/ Michael B. Drazin
Name: Michael B. Drazin
Title: Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

MEDLINE INC.

By:	/s/ Jessi L. Corcoran
Name: Jessi L. Corcoran
Title: Chief Accounting Officer (Principal Accounting Officer) (Duly Authorized Officer)