Form 10-Q
period 2026-06-27
Medline Inc.
filed 2026-08-05
CIK 2046386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
Yes ☐ No ☒
As of August 3, 2026, there were 877,351,218 shares of the registrant’s Class A common stock and 437,356,274 shares of the registrant’s Class B common stock outstanding.

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
•We have concentration in and dependence on certain healthcare provider customers and Group Purchasing Organizations (“GPOs”), and the loss, termination, non-renewal, or material modification of a significant customer or GPO relationship could have a material adverse effect on our business, results of operations, and financial condition.
•Our business and operations depend on the proper functioning of our critical facilities and distribution networks and has been and could in the future be negatively impacted by events outside our control, such as the Tracy facility fire.
•Quality problems and product liability claims have in the past led, and could in the future lead, to recalls or safety alerts, reputational harm, warning letters and other regulatory actions by the U.S. Food and Drug Administration (“FDA”), adverse verdicts, or costly settlements, and could have a material adverse effect on our business, results of operations, and financial condition.
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
•The credit agreement that governs the Senior Secured Credit Facilities (as defined herein) (the “Credit Agreement”) and the indentures that govern the Senior Notes (as defined herein) will each impose significant operating and financial restrictions on our subsidiaries, which may prevent us from capitalizing on business opportunities.
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We file electronically with the U.S. Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other forms or reports as required. Our filings with the SEC are available to the public at the SEC’s website at www.sec.gov. We also use our investor relations website at ir.medline.com, press releases, public conference calls and webcasts, and social media as routine channels of distribution to communicate important, and often material, information about Medline to investors and the public, including information about our financial performance and results, analyst and investor presentations, investor days, products, solutions, sustainability initiatives, and corporate governance practices. We encourage you to follow these channels, in addition to our SEC filings, for timely information about the Company. Our SEC filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after they are filed with or furnished to the SEC. The information on our websites is not part of this Quarterly Report and is not incorporated by reference into this report or any other filing we make with the SEC.

CERTAIN DEFINITIONS

As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings:

•“2029 Notes” refers to (i) the $4,500 million aggregate principal amount of senior secured notes issued in 2021, which bear interest at a fixed rate of 3.875% and mature on April 1, 2029, (ii) the $2,500 million aggregate principal amount of senior unsecured notes issued in 2021, which bear interest at a fixed rate of 5.250% and mature on October 1, 2029, and (iii) the senior secured notes issued in 2024 with an original aggregate principal amount of $1,500 million, which bear interest at a fixed rate of 6.250% and mature on April 1, 2029, of which $1,000 million aggregate principal amount remained outstanding as of June 27, 2026.
•“2031 Notes” refers to the $1,250 million aggregate principal amount of senior secured notes issued in 2026, which bear interest at a fixed rate of 5.000% and mature on June 15, 2031.
•“2033 Notes” refers to the $750 million aggregate principal amount of senior secured notes issued in 2026, which bear interest at a fixed rate of 5.250% and mature on June 15, 2033.
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

•“Prime Vendor” refers to a relationship for which there is a multi-year distribution agreement between Medline and a customer, whereby the customer agrees to use Medline for the vast majority of its medical-surgical (“med-surg”) product needs. Our Prime Vendor model began in the acute care channel and, as these hospitals expanded into other sites of care, we have extended this model into the non-acute space to include those affiliated sites of care (“acute affiliated”). For purposes of the Prime Vendor data within this Quarterly Report, we are only including those customers that are acute and acute affiliated. Over time, we have also entered into Prime Vendor agreements with facilities that are non-acute and not affiliated with a hospital system (i.e., not acute affiliated). Data in this Quarterly Report does not include Prime Vendor relationships outside of acute and acute affiliated.
•“Principal Stockholders” refers collectively to investment funds associated with Blackstone Inc., The Carlyle Group Inc. and Hellman & Friedman LLC, and members of the Mills family.
•“Reclassification” refers to the reclassification of the partnership interests of Medline Holdings prior to the IPO.
•“Senior Notes” refers collectively to the 2029 Notes, the 2031 Notes, and the 2033 Notes.
•“Sponsors” refers collectively to Blackstone Inc., The Carlyle Group Inc., and Hellman & Friedman LLC.
•“Units” refers collectively to Common Units and Incentive Units.

PART I—FINANCIAL INFORMATION

Item 1 - Financial Statements

MEDLINE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)	As of June 27, 2026 (Unaudited)	As of December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,327	$1,939
Trade accounts receivable, net of allowance for credit losses of $148 and $152 as of June 27, 2026 and December 31, 2025, respectively	3,661	3,533
Inventories	4,665	4,769
Short-term investments	350	—
Other current assets	739	438
Total current assets	11,742	10,679
Property, plant, and equipment, net	4,697	4,778
Other non-current assets
Goodwill	8,072	8,079
Intangible assets, net	13,538	13,893
Deferred tax assets	866	583
Other long-term assets	435	472
Total other non-current assets	22,911	23,027
Total assets	$39,350	$38,484
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term borrowings and other short-term borrowings	$29	$77
Accounts payable	1,043	961
Accrued expenses and other current liabilities	1,638	1,452
Total current liabilities	2,710	2,490
Non-current liabilities
Long-term borrowings, less current portion	12,548	12,484
Tax receivable agreement liability	4,392	3,542
Other long-term liabilities	623	682
Total non-current liabilities	17,563	16,708
Total liabilities	$20,273	$19,198
Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 50,000 shares authorized; 877 and 812 shares issued and outstanding as of June 27, 2026 and December 31, 2025, respectively	—	—
Class B common stock, par value $0.0001 per share; 50,000 shares authorized; 437 and 502 shares issued and outstanding as of June 27, 2026 and December 31, 2025, respectively	—	—
Preferred stock, par value $0.0001; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	11,396	10,717
Retained earnings (accumulated deficit)	182	(7)
Accumulated other comprehensive (loss) income	(6)	27
Total Medline Inc. stockholders’ equity	11,572	10,737
Noncontrolling interests	7,505	8,549
Total stockholders’ equity	19,077	19,286
Total liabilities and stockholders’ equity	$39,350	$38,484

See notes to unaudited condensed consolidated financial statements.
[7]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
(in millions, except per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$7,685	$6,886	$15,037	$13,530

Cost of goods sold	5,470	4,981	10,981	9,801
Gross profit	2,215	1,905	4,056	3,729

Operating expense
Selling, general and administrative expenses	1,295	1,073	2,523	2,143
Amortization of intangible assets	177	176	353	351
Other operating expenses	348	14	363	22
Total operating expense	1,820	1,263	3,239	2,516
Operating income	395	642	817	1,213

Other expense
Interest expense, net	(119)	(223)	(255)	(433)
Other loss, net	(42)	—	(41)	—
Foreign exchange gain (loss), net	1	(60)	5	(83)
Total other expense	(160)	(283)	(291)	(516)
Income before income taxes	235	359	526	697

Provision for income taxes	96	26	148	42
Net income	139	333	378	655
Net income attributable to noncontrolling interests	79	—	189	—
Net income attributable to Medline Inc.	$60	$333	$189	$655

Earnings per share attributable to Medline Inc.
Basic	$0.07	N/A	$0.23	N/A
Diluted	$0.07	N/A	$0.23	N/A

Weighted-average number of Class A common stock outstanding
Basic	857	N/A	838	N/A
Diluted	861	N/A	843	N/A

Other comprehensive (loss) income, net of tax
Net unrealized loss on derivative instruments	(9)	(20)	(12)	(50)
Currency translation adjustment	(28)	75	(39)	101
Total other comprehensive (loss) income, net of tax	(37)	55	(51)	51
Total comprehensive income	102	388	327	706

Comprehensive income attributable to noncontrolling interests	66	—	171	—
Comprehensive income attributable to Medline Inc.	$36	$388	$156	$706

See notes to unaudited condensed consolidated financial statements.
[8]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, MEZZANINE EQUITY AND PARTNERS' CAPITAL (Unaudited)

	Six Months Ended June 27, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2026	812	$—	502	$—	$10,717	$(7)	$27	$8,549	$19,286
Net income	—	—	—	—	—	129	—	110	239
Other comprehensive loss	—	—	—	—	—	—	(9)	(5)	(14)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Exchange of common units for Class A common stock	34	—	(34)	—	581		1	(582)	—
Tax receivable agreement	—	—	—	—	(479)	—	—	—	(479)
Recognition of deferred tax assets from equity transactions	—	—	—	—	294	—	—	—	294
Reclassification from liability-classified units	—	—	—	—	7	—	—	4	11
Stock-based compensation	—	—	—	—	13	—	—	9	22
Changes in noncontrolling interests	—	—	—	—	(1)	—	(1)	2	—
Balance, March 28, 2026	846	$—	468	$—	$11,132	$122	$18	$8,077	$19,349
Net income	—	—	—	—	—	60	—	79	139
Other comprehensive loss	—	—	—	—	—	—	(24)	(13)	(37)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(113)	(113)
Exchange of common units for Class A common stock	31	—	(31)	—	532	—	2	(534)	—
Tax receivable agreement	—	—	—	—	(383)	—	—	—	(383)
Recognition of deferred tax assets from equity transactions	—	—	—	—	97	—	—	—	97
Stock-based compensation	—	—	—	—	18	—	—	11	29
Exercise of employee stock options	—	—	—	—	1	—	—	—	1
Taxes withheld on issuance of stock-based awards	—	—	—	—	(5)	—	—	—	(5)
Changes in noncontrolling interests	—	—	—	—	4	—	(2)	(2)	—
Balance, June 27, 2026	877	$—	437	$—	$11,396	$182	$(6)	$7,505	$19,077

See notes to unaudited condensed consolidated financial statements.
[9]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, MEZZANINE EQUITY AND PARTNERS' CAPITAL (Unaudited) (Continued)

	Six Months Ended June 28, 2025
	Mezzanine Equity					Partners’ Capital
	Class A		Stock-based Compensation		Total Mezzanine Equity	Class A		Class B		Class B CUPI		Accumulated Other Comprehensive Income	Total Partners' Capital
(in millions)	Units	Amount	Units	Amount		Units	Amount	Units	Amount	Units	Amount
Balance, January 1, 2025	128	$237	106	$129	$366	16,723	$15,976	721	$123	23	$48	$11	$16,158
Net income	—	2	—	1	3	—	318	—	—	—	1	—	319
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Reclassification from liability-classified units	—	—	—	—	—	—	—	51	10	—	—	—	10
Units repurchased	—	—	(2)	(1)	(1)	—	—	(14)	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	—	6	16	—	—	—	16
Balance, March 29, 2025	128	$239	104	$129	$368	16,723	$16,294	764	$140	23	$49	$7	$16,490
Net income	—	2	—	2	4	—	314	—	14	—	1	—	329
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	55	55
Units repurchased	—	—	(1)	(1)	(1)	—	—	(8)	(5)	—	—	—	(5)
Stock-based compensation	—	—	—	—	—	—	—	—	14	—	—	—	14
Distribution to partners	—	(2)	—	(2)	(4)	—	(284)	—	(15)	—	—	—	(299)
Balance, June 28, 2025	128	$239	103	$128	$367	16,723	$16,324	756	$148	23	$50	$62	$16,584

See notes to unaudited condensed consolidated financial statements.
[10]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
(in millions)	June 27, 2026	June 28, 2025
Cash flows from operating activities
Net income	$378	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510	497
Stock-based compensation expense	52	34
Amortization of deferred financing costs	24	30
Deferred taxes	101	(7)
Credit losses	7	39
Unrealized foreign exchange (gain) loss, net	(17)	94
Loss on extinguishment of debt	23	—
Non-cash lease expense	35	35
Fire at distribution center	320	—
Other non-cash adjustments	18	4
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(148)	(149)
Inventories	(116)	(160)
Other assets	(297)	(43)
Accounts payable	89	45
Accrued expenses and other current liabilities	191	(174)
Other liabilities	(43)	(21)
Net cash provided by operating activities	1,127	879
Cash flows from investing activities
Purchases of property and equipment, net	(207)	(208)
Acquisitions of businesses, net of cash acquired	—	6
Cash paid for asset acquisitions	—	(33)
Short-term investments	(350)	—
Net cash used in investing activities	(557)	(235)
Cash flows from financing activities
Proceeds from long-term borrowings	4,733	—
Repayment for long-term borrowings	(4,771)	(19)
Repayment under lines of credit	—	(179)
Proceeds from lines of credit	—	179
Payment for debt issuance cost	(3)	—
Payment for offering costs	(4)	—
Payment towards Class B unit repurchases	—	(15)
Exercise of employee stock options	1	—
Settlement of taxes withheld on stock-based awards	(5)	—
Distributions to partners	—	(303)
Distributions to noncontrolling interests	(123)	—
Net cash used in financing activities	(172)	(337)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11)	27
Net change in cash and cash equivalents and restricted cash	387	334
Cash, cash equivalents and restricted cash, beginning of year	1,942	250
Cash, cash equivalents and restricted cash, end of period	$2,329	$584

See notes to unaudited condensed consolidated financial statements.
[11]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six months ended
(in millions)	June 27, 2026	June 28, 2025
Supplemental disclosure of cash flow information:
Cash payments for interest on borrowings	$324	$472
Cash received from interest rate hedging activities	17	38
Cash payments for income taxes, net	55	26
Non-cash purchases of property, plant and equipment	52	42
Recognition of tax receivable agreement liability	862	—
Recognition of deferred tax assets from equity transactions	391	—

The following table provides reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the Condensed Consolidated Balance Sheets as of June 27, 2026 and December 31, 2025:

(in millions)	June 27, 2026 (Unaudited)	December 31, 2025
Cash and cash equivalents	$2,327	$1,939
Restricted cash included in other current assets	2	3
Cash, cash equivalents and restricted cash	$2,329	$1,942

See notes to unaudited condensed consolidated financial statements.
[12]

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

Tracy, California Distribution Center

On June 11, 2026, a fire destroyed the Company's distribution center in Tracy, California. All employees were safely evacuated. The Company has estimated incurred losses of $336 million, which consist of $204 million related to inventory losses, $116 million related to fixed asset losses, and $16 million other expenses, for the three and six months ended June 27, 2026. These losses were recorded in Other operating expenses on the unaudited Condensed Consolidated Statements of Comprehensive Income. As of June 27, 2026, discussions with the Company’s insurers are ongoing, and, as such, no insurance recoveries have been recorded. Following the fire, the Company entered into lease agreements for two distribution centers in Northern California to help support service to healthcare providers and customers in Northern California following the fire. The Company may incur additional losses and costs in future periods associated with the fire and its related impacts. The Company expects to recognize insurance recoveries in future periods as the applicable recognition criteria are met. The timing and amount of any additional losses, costs, or insurance recoveries remain uncertain.

Secondary Offerings

On May 28, 2026, the Company completed an underwritten public offering of an aggregate of 72,554,594 shares of Class A common stock sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of the Company’s Sponsors (collectively, the “May 2026 Selling Stockholders”) at a public offering price of $37.00 per share, for aggregate gross proceeds of approximately $2.7 billion to the May 2026 Selling Stockholders (the “May 2026 Resale Offering”). This transaction resulted in the issuance of 29,505,565 shares of Class A common stock in connection with the exchange of Common Units by the May 2026 Selling Stockholders for the six months ended June 27, 2026. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 2% and will increase the net income attributable to the Company in a proportionate amount. The Company did not sell any shares in this May 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this May 2026 Resale Offering. The Company paid the offering expenses associated with the sale of the shares by the May 2026 Selling Stockholders, net of the underwriting discounts and commissions.

On March 10, 2026, the Company completed an underwritten public offering of an aggregate of 86,250,000 shares of Class A common stock (including 11,250,000 shares of Class A common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of the Company’s Sponsors (collectively, the “March 2026 Selling Stockholders”) at a public offering price of $41.00 per share, for aggregate gross proceeds of approximately $3.5 billion to the Selling Stockholders (the “March 2026 Resale Offering”). This transaction resulted in the issuance of 33,963,901 shares of Class A common stock in connection with the exchange of Common Units by the March 2026 Selling Stockholders for the six months ended June 27, 2026. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 3% and will increase the net income attributable to the Company in a proportionate amount. The Company did not sell any shares in this March 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this March 2026 Resale Offering. The Company paid the offering expenses associated with the sale of the shares by the March 2026 Selling Stockholders, net of the underwriting discounts and commissions.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Initial Public Offering

On December 16, 2025, the SEC declared effective the Company’s Registration Statement on Form S-1 filed in connection with IPO. The Company’s Class A common stock started trading on The Nasdaq Global Select Market on December 17, 2025. On December 18, 2025, the Company completed the IPO of its Class A common stock in which the Company issued and sold 248,439,654 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) for cash consideration of $29.00 per share. The IPO generated net proceeds of approximately $7,048 million after deducting underwriting discounts and commissions of approximately $157 million, but before deducting offering expenses of approximately $40 million. The Company used the proceeds (net of underwriting discounts and commissions) from the issuance of 179,000,000 shares ($5,078 million) in the IPO to purchase an equivalent number of newly issued Common Units from Medline Holdings, which Medline Holdings has in turn used $731 million of which to repay in full all outstanding Euro Term Loans (as defined herein) and $3,292 million of which to repay a portion of the outstanding Dollar Term Loans (as defined herein) which matures in 2028. The Company will use the remaining net proceeds for general corporate purposes and to bear all of the expenses of the IPO. The Company has used the proceeds (net of underwriting discounts and commissions) from the issuance of 37,034,482 shares ($1,051 million) and the issuance of 32,405,172 shares ($919 million) pursuant to the exercise in full by the underwriters of their option to purchase additional shares in the IPO to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain pre-IPO owners.

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

The Company reclassified certain prior period amounts in the unaudited Condensed Consolidated Statements of Cash Flows to conform to the current year’s presentation. Specifically, one immaterial line item was combined with another line item, and a line item previously included within another caption is now presented separately. The reclassifications had no impact on the Company’s net cash provided by operating activities or net cash used in investing and financing activities.

Fiscal Periods

The Company’s fiscal year begins on January 1 and ends on December 31. The fiscal quarters are based on a four-four-five-week calendar with periods ending on the Saturday of the last week in the quarter, with the exception of December 31, which is always the fiscal year end date. The current period end date is June 27, 2026.

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

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 introduces a practical expedient allowing entities to assume current economic conditions, as of the balance sheet date, remain unchanged when estimating expected credit losses for current trade receivables and contract assets. The standard is effective for fiscal years beginning after December 15, 2025 on a prospective basis, and including interim periods, with early adoption permitted. The Company adopted this standard on a prospective basis in the first quarter of 2026, and the adoption did not have a material impact on the consolidated financial statements.

MEDLINE INC.

NOTE 2 - INVENTORIES
Inventories consisted of the following as of:

(in millions)	June 27, 2026	December 31, 2025
Raw materials and work in process, net	$795	$748
Finished goods, net	3,870	4,021
Inventories, net	$4,665	$4,769

If last-in, first-out inventories had been valued on a current cost or first-in, first-out basis, they would have been greater by $391 million and $359 million as of June 27, 2026 and December 31, 2025, respectively. The inventory reserve for obsolescence was $56 million and $44 million as of June 27, 2026 and December 31, 2025, respectively.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of Goodwill were as follows:

(in millions)	Medline Brand	Supply Chain Solutions	Total
Balance, December 31, 2025	$6,724	$1,355	$8,079
Currency translation adjustments	(6)	(1)	(7)
Balance, June 27, 2026	$6,718	$1,354	$8,072

Identifiable intangible assets consist of the following as of:

	June 27, 2026				December 31, 2025
(in millions)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	14	$10,688	$(2,652)	$8,036	15	$10,692	$(2,364)	$8,328
Trade names	4	25	(11)	14	5	25	(10)	15
Developed technology	14	2,167	(509)	1,658	15	2,167	(447)	1,720
Total finite-lived intangible assets		$12,880	$(3,172)	$9,708		$12,884	$(2,821)	$10,063
Indefinite-lived trade names		3,830	—	3,830		3,830	—	3,830
Intangible assets, net		$16,710	$(3,172)	$13,538		$16,714	$(2,821)	$13,893

MEDLINE INC.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS (Continued)
Estimated amortization expense for the remainder of fiscal year 2026 and over the next four years and thereafter is as follows:

(in millions)	Total
2026	$352
2027	704
2028	704
2029	702
2030	701
Thereafter	6,545
$9,708
NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The elements of Accrued expenses and other current liabilities are as follows as of:

(in millions)	June 27, 2026	December 31, 2025
Payroll	$389	$323
Customer rebates and distributor chargebacks	449	406
Interest payable, net	130	144
Indirect tax payable	77	87
Lease liability	63	66
Income taxes payable	16	24
Other	514	402
Total accrued expenses and other current liabilities	$1,638	$1,452
NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS

The Company’s Current portion of long-term borrowings and other short-term borrowings consists of the following as of:

(in millions)	June 27, 2026	December 31, 2025
Current portion of long-term debt (1)	$28	$76
Other short-term debt	1	1
Total	$29	$77
(1) Consists of a portion of the secured Dollar Term Loans (as defined herein) bearing variable interest rate.

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
The long-term borrowings and the effective interest rates are summarized as follows as of:

		June 27, 2026		December 31, 2025
	Maturity dates by fiscal year	Amount (in millions)	Average effective interest rate	Amount (in millions)	Average effective interest rate
Long-term borrowings
Unsecured debt
Fixed	2029	$2,500	5.61%	$2,500	5.61%
Total unsecured debt		2,500		2,500
Secured debt
Fixed	2029 - 2033	7,500	4.79%	6,000	4.79%
Variable	2026 - 2033	2,750	6.97%	4,255	7.10%
Total secured debt		10,250		10,255
Total debt		12,750		12,755
Less: amounts due within one year		(28)		(76)
Total other (1)		(174)		(195)
Total long-term borrowings		$12,548		$12,484
(1) Includes deferred financing costs and embedded derivative related to the Dollar Term Loans (as defined herein).
Long-Term Debt
Senior Secured and Unsecured Notes

The Company’s Senior Notes comprise the 2029 Notes, the 2031 Notes, and the 2033 Notes.

2029 Notes

During 2021, the Company issued senior secured notes with a principal amount of $4,500 million, at a fixed rate of 3.875% and maturity date of April 1, 2029 and senior unsecured notes with a principal amount of $2,500 million at a fixed rate of 5.250% with a maturity date of October 1, 2029.

During 2024, the Company issued senior secured notes with a principal amount of $1,500 million at a fixed rate of 6.250% and a maturity date of April 1, 2029. On May 28, 2026, the Company redeemed $500 million of the 6.250% senior secured notes due 2029.

2031 Notes and 2033 Notes

On May 28, 2026, the Company issued senior secured notes with a principal amount of $1,250 million, at a fixed rate of 5.000% and a maturity date of June 15, 2031, and senior secured notes with a principal amount of $750 million, at a fixed rate of 5.250% and a maturity date of June 15, 2033.

Interest on the Senior Notes is payable in cash on a semi-annual basis. Interest on the 2029 Notes is payable in arrears on April 1 and October 1 of each calendar year. Interest on the 2031 Notes and the 2033 Notes is payable in arrears on June 15 and December 15 of each calendar year, commencing on December 15, 2026.

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
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

The Dollar Term Loans require quarterly amortization payments of 0.25% of the amended principal due at each calendar quarter-end. There were $19 million amortization payments for the six months ended June 27, 2026 and June 28, 2025, respectively. There were no mandatory amortization payments for the Euro Term Loans.

On May 28, 2026, concurrently with the offering of the 2031 Notes and the 2033 Notes, the Company entered into Amendment No. 7 to the Credit Agreement to amend and extend its existing senior secured dollar-denominated term loan facility due 2030 (the “2030 Term Loan Facility”) with a new senior secured dollar-denominated term loan facility in an aggregate principal amount of $2,750 million (the “2033 Refinancing Term Loan Facility” and, together with the existing revolving credit facility, the “Senior Secured Credit Facilities”). The 2033 Refinancing Term Loan Facility bears a variable interest rate of SOFR plus a spread of 1.5%.

The 2033 Term Loan Facility amortizes quarterly at 0.25% of the outstanding principal balance, payable on the last business day of each calendar quarter beginning June 30, 2026. The remaining principal balance is due upon maturity.

The net proceeds from the offering of the 2031 Notes and the 2033 Notes, together with the borrowings under the 2033 Refinancing Term Loan Facility and cash on hand, were used to (i) repay in full all outstanding indebtedness under the Company’s existing senior secured dollar-denominated term loan facility due 2028 of $762 million, (ii) repay $724 million of the 2030 Term Loan Facility, (iii) redeem $500 million of the Issuers’ 6.250% Senior Secured Notes due 2029 and (iv) pay the related fees and expenses with respect to (i) through (iii), the issuance of 2031 Notes and 2033 Notes and the amendment and extension of the 2030 Term Loan Facility.

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
For the refinancing transaction on May 28, 2026, the Company recognized debt extinguishment losses of $23 million for the six months ended June 27, 2026, related to the write-off of unamortized debt discounts and deferred financing costs associated with the debts repaid or refinanced. In addition, the Company incurred third party and lender fees of $22 million, which were expensed for the six months ended June 27, 2026. These costs were included in Other loss, net on the unaudited Condensed Consolidated Statements of Comprehensive Income.

The fair value of the Company’s long-term borrowings as of June 27, 2026 and December 31, 2025 was based on recent trades as reported by a third-party bond pricing service and summarized as follows. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs.

(in millions)	June 27, 2026	December 31, 2025
Dollar Term Loans	$2,736	$4,276
3.875% fixed rate note	4,376	4,399
5.000% fixed rate note	1,247	—
5.250% fixed rate note	3,234	2,516
6.250% fixed rate note	1,023	1,553

The indentures contain certain affirmative and negative covenants, which require, among other provisions, delivery of the unaudited condensed consolidated financial statements to the relevant note holders. Compliance with the covenants does not significantly impact the Company’s operations. As of June 27, 2026, the Company was in compliance with all the covenants under the Credit Agreement.

Future aggregate principal amounts for the remainder of fiscal year 2026 and over the next four years and thereafter are as follows:

(in millions)	Debt Maturities
2026	$21
2027	28
2028	27
2029	8,027
2030	28
Thereafter	4,619
$12,750

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

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
As of June 27, 2026 and December 31, 2025, the Revolving Credit Facility had several financial institutions as lenders for a maximum borrowing capacity of $1,000 million. The Revolving Credit Facility accrues commitment fees in respect of unfunded commitments thereunder. Letters of credit issued under the Revolving Credit Facility reduce availability under the Revolving Credit Facility dollar-for-dollar. As of June 27, 2026 and December 31, 2025, availability under the Revolving Credit Facility was $946 million and $947 million, respectively, after taking into account outstanding letters of credit of $54 million and $53 million, respectively. The Company had no borrowings under the Revolving Credit Facility during the six months ended June 27, 2026. During the year ended December 31, 2025, the Company borrowed and repaid $179 million under the Revolving Credit Facility. As a result, there were no amounts outstanding as of June 27, 2026 or December 31, 2025.

Borrowings under the Revolving Credit Facility may be repaid and borrowed again, partially or wholly at any time, from time to time, as elected by the Company and interest is typically paid on a monthly or quarterly basis, depending on the interest period elected.

The Credit Agreement contains certain affirmative and negative covenants, which require, among other provisions, delivery of the unaudited condensed consolidated financial statements to the relevant debt holders. As of June 27, 2026, the Company was in compliance with all covenants.
NOTE 6 - INTEREST EXPENSE, NET

The following table summarizes the components of Interest expense, net:

	Three months ended		Six months ended
(in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Interest expense	$(168)	$(253)	$(333)	$(497)
Interest income	49	30	78	64
Interest expense, net	$(119)	$(223)	$(255)	$(433)
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

Sales or exchanges of Common Units by their holders to Medline are expected to result in increases in the tax basis of the assets of Medline Holdings. The existing tax basis, increases in existing tax basis, and the tax basis adjustments generated over time may increase (for tax purpose) depreciation and amortization deductions available to Medline Inc. and, therefore, may reduce the amount of tax that Medline Inc. would otherwise be required to pay in the future. Actual tax benefits realized by Medline Inc. may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate of 6% (as adjusted to take into account the U.S. federal tax benefit of such taxes) to calculate the tax benefits. This payment obligation is an obligation of Medline Inc. and not of Medline Holdings. Changes in the estimate of expected tax benefits Medline would realize and the amount payable under the TRA as a result of changes in tax rates will be reflected in the unaudited Condensed Consolidated Statements of Comprehensive Income.

MEDLINE INC.

NOTE 7 - TAX RECEIVABLE AGREEMENT (Continued)
The balance of the TRA liability was $4,404 million and $3,542 million as of June 27, 2026 and December 31, 2025, respectively. As of June 27, 2026, $12 million was included in Accrued expenses and other current liabilities with the remainder in Tax receivable agreement liability on the unaudited Condensed Consolidated Balance Sheets. The Company’s TRA liability increased by $862 million due to the effects of the May 2026 Resale Offering, the March 2026 Resale Offering, and other exchanges of Incentive Units and Common Units during the six months ended June 27, 2026. The Company did not make any payment pursuant to the TRA or record a remeasurement adjustment during the six months ended June 27, 2026.
NOTE 8 - INCOME TAXES
The Company’s effective income tax rate was 40.92% and 7.16% for the three months ended June 27, 2026 and June 28, 2025, respectively, and 28.08% and 6.02% for the six months ended June 27, 2026 and June 28, 2025, respectively. The Company’s effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including the operating partnership, tax incentives, foreign rate differences, state income taxes, non-deductible expenses, and non-taxable income. The increase in the effective income tax rate as compared to prior year is primarily driven by the Reorganization in connection with the IPO, which resulted in a greater portion of income being subject to U.S. federal and state income taxes. Prior to the completion of the IPO, the Company executed the Reorganization, resulting in Medline Inc. becoming the sole general partner of Medline Holdings, with its sole material asset being a controlling equity interest in Medline Holdings. Following the IPO, Medline Inc. is required to pay U.S. federal and state income taxes as a corporation on its share of Medline Holdings’ taxable income.

For the three and six months ended June 27, 2026, the Company’s effective tax rate differed from the 21% U.S. federal statutory rate primarily due to its organizational structure and ownership composition, including non-controlling interests of Medline Holdings. The effective tax rate is higher due to the impact of the losses incurred as a result of the fire at our distribution center in Tracy, California for which no tax benefit is recorded at this time. The ultimate tax impact may differ as additional losses, costs, insurance recoveries, and other related matters are determined.

For the three and six months ended June 28, 2025, the Company’s effective tax rate differed from the 21% U.S. federal statutory rate primarily due to the operating partnership, tax incentives, foreign rate differences, state income taxes, non-deductible expenses, and non-taxable income.

In connection with the Reorganization and the IPO, the Company also entered into a TRA with certain pre-IPO owners. See Note 7 —Tax Receivable Agreement for additional information. During the six months ended June 27, 2026, the Company recorded additional TRA liability of $862 million and a deferred tax asset of $391 million (net of a $209 million valuation allowance), principally due to the effects of the May 2026 Resale Offering, the March 2026 Resale Offering, and other exchanges of Incentive Units and Common Units.
NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to various legal actions that are ordinary course and incidental to the business, including contract disputes, employment, workers’ compensation, product liability, auto liability, regulatory and other matters. The Company maintains insurance coverage for employment, product liability, workers’ compensation and other litigation matters, subject to policy limits, applicable deductibles and insurer solvency. The Company establishes reserves from time to time based upon periodic assessment of the potential outcomes of pending matters.

Starting in January 2019, the Company was named as a defendant in mass tort litigation in Cook County, Illinois involving claims by approximately 380 plaintiffs who alleged personal injuries associated with the Company’s ethylene oxide activities in Lake County, Illinois. In October 2023, the Company agreed to settlement with all but five existing plaintiffs, which was finalized in March 2025.

MEDLINE INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)
The Company is actively pursuing litigation with its excess insurance carriers related to their obligations to reimburse the Company for substantially all unreimbursed settlement payments and fees incurred in connection with the lawsuits described above. The Company has not recorded a receivable for expected recoveries of the remaining settlement payments and fees from excess insurance carriers as of June 27, 2026.

In May 2023, the Company received a letter from the San Joaquin County District Attorney’s Office, in cooperation with certain other California District Attorneys, notifying the Company of an investigation into alleged violations with respect to the Company’s management and disposal of hazardous materials, hazardous waste, universal waste, and medical waste at its California facilities.

The Company has reached an agreed resolution in this matter, as set forth in a proposed stipulated judgment that was signed by the Company and the District Attorneys on May 29, 2026, and filed with the Superior Court of the State of California for the County of San Joaquin on June 2, 2026, along with a civil complaint setting forth the allegations addressed in the stipulated judgment. The Court approved the stipulated judgment on June 3, 2026. The resolution includes aggregate payments of $900,000, consisting of a civil penalty of $750,000 and reimbursement of certain investigation- and enforcement-related costs of $150,000. The settlement also includes certain injunctive relief, including requirements that the Company conduct waste audits at its California facilities and provide status updates for a specified number of years.

Based on current knowledge and the advice of legal counsel, management believes that the reserve as of June 27, 2026 for other pending matters considered probable of gain or loss contingencies is sufficient. In addition, management believes that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance. The Company is of the opinion that, although the outcome of any such legal proceedings cannot be predicted with any certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

Impacts of Tariff Refunds

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs. Following that decision, U.S. Customs and Border Protection (“CBP”) established an expedited administrative process through its Consolidated Administration and Processing of Entries (“CAPE”) portal to refund IEEPA duties that had already been paid.

As of June 27, 2026, CBP had accepted approximately $332 million in total refunds the Company has submitted, and actions to recover the remaining expected amounts are ongoing. The Company evaluates recoveries of IEEPA tariffs in accordance with applicable gain contingency guidance and recognizes such recoveries when they are received or realizable. As of June 27, 2026, of the accepted claims, the Company had received approximately $53 million in refunds. Accordingly, the Company recorded a receivable of approximately $279 million within Other current assets related to the remaining accepted refund claims as of June 27, 2026. As of the date of this Quarterly Report, the Company received refunds for the majority of the receivable balance. Interest associated with refunded IEEPA tariffs is recognized in the period in which it is received or realizable. The Company expects to remit a portion of the tariff refunds to customers. As of June 27, 2026, the Company recorded approximately $89 million within Accrued expenses and other current liabilities for the total amount estimated to be remitted to customers in connection with total tariff refund claims expected.

During the three and six months ended June 27, 2026, the Company recognized approximately $332 million as a reduction of Cost of goods sold related to tariff refunds received or accepted, approximately $89 million as a reduction of Net sales related to accrued customer repayments associated with tariff refunds, and approximately $14 million of interest income in Interest expense, net. These amounts were recorded entirely within the Medline Brand segment.

The ultimate amount and timing of the IEEPA tariff refunds not yet received are subject to eligibility requirements, regulatory review, administrative processing, and other limitations.

MEDLINE INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)
Tracy, California Distribution Center

On June 11, 2026, a fire destroyed the Company's distribution center in Tracy, California. As of June 27, 2026, discussions with the Company’s insurers are ongoing, and as such, no insurance recoveries have been recorded. The Company may incur additional losses and costs in future period associated with the fire and its related impacts. The Company expects to recognize insurance recoveries in future periods as the applicable recognition criteria are met. The timing and amount of any additional losses, costs, or insurance recoveries remain uncertain. See Note 1—Nature of Business and Significant Accounting Policies for additional information.

Unconditional purchase obligations

Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances) and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. In the normal course of business, the Company enters into arrangements with vendors that supply goods or services. These arrangements can include unconditional purchase obligations and commitments. Purchases made under the unconditional purchase obligations were $52 million, $44 million, $94 million and $93 million for the three and six months ended June 27, 2026, and June 28, 2025, respectively.

As of June 27, 2026, future obligations related to commitments for the remainder of fiscal year 2026 and over the next four years and thereafter are as follows:

(in millions)	Total
2026	$76
2027	162
2028	169
2029	172
2030	115
Thereafter	59
$753
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

MEDLINE INC.

NOTE 10 - FAIR VALUE MEASUREMENTS (Continued)
The Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in certain fair value measurements. Although the Company has determined that the majority of the inputs used to value the derivatives utilize Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of June 27, 2026 and December 31, 2025 were classified as Level 2 of the fair value hierarchy.

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

Short-Term Investments in Time Deposits

The Company invests a portion of its excess cash in time deposits. The deposits with original maturities of longer than 90 days are not considered a cash equivalent and are reported at fair value within Short-term investments in the unaudited Condensed Consolidated Balance Sheets. As of June 27, 2026 the aggregate fair value of these deposits was $350 million. As of December 31, 2025, the Company held time deposits, none of which had original maturities exceeding 90 days. The fair value of these deposits is determined by discounted cash flow techniques that reflect the contractual cash flows through maturity and observable market-based discount rate obtained from a third-party pricing service for matching credit quality and terms. As a result, these time deposits were classified as Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 27, 2026
	Basis of fair value measurement
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Carrying value
Financial assets
Short-term investments (time deposits)	$—	$350	$—	$350
Interest rate contracts (hedge)	$—	$23	$—	$23
Total assets at fair value	$—	$373	$—	$373
Financial liabilities
Contingent consideration liability	$—	$—	$(29)	$(29)
Total liabilities at fair value	$—	$—	$(29)	$(29)

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
Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. The Company designates certain of its interest rate derivatives as hedging instruments in cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. During the six months ended June 27, 2026 and June 28, 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
Amounts reported in Accumulated other comprehensive (loss) income (“AOCI”) related to derivatives will be reclassified to Interest expense, net, as interest payments are made on the Company’s variable-rate debt. The Company estimates that $22 million will be reclassified as a decrease to interest expense within one year after June 27, 2026.

MEDLINE INC.

NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES RISK MANAGEMENT (Continued)

The notional amounts of outstanding interest rate derivatives are summarized as follows:

		June 27, 2026		December 31, 2025
	Currency	Notional amount (in millions)	Maturity date	Notional amount (in millions)	Maturity date
Designated cash flow hedges:
Interest rate swaps	USD	1,000	Dec'2026	1,000	Dec'2026
Interest rate caps	USD	1,500	Dec'2026	2,000	Dec'2026

Undesignated derivative instruments:
Interest rate cap	USD	500	Dec'2026	—	—
The Company entered into interest rate caps with notional value of $1,000 million in 2023, which took effect on December 31, 2025 and mature on December 31, 2026.

Based on contractual terms, the notional amounts of interest rate swaps and interest rate caps each decreased in increments of $500 million on December 31, 2025 and 2024 respectively.

Upon the financing activities in May 2026, the Company de-designated an interest rate cap contract with a notional value of $500 million and maturity date of December 31, 2026. See Note 5—Credit Agreements and Borrowings for additional information regarding financing activities in May 2026.

Gains and Losses on Hedging Instruments

The table below presents the effect of cash flow hedge accounting on AOCI for each reporting period:

			Three months ended		Six months ended
(in millions)			June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Gain (loss) recognized in AOCI	Included in effectiveness testing	Interest rate swaps	$1	$3	$5	$—
		Interest rate caps	—	1	3	(2)
	Excluded from effectiveness testing	Interest rate caps	—	(1)	—	(3)
			1	3	8	(5)
Gain (loss) reclassified from AOCI into earnings	Included in effectiveness testing	Interest rate swaps	5	14	11	27
		Interest rate caps	6	11	11	22
	Excluded from effectiveness testing	Interest rate caps	(1)	(2)	(2)	(4)
			10	23	20	45
Total change in AOCI			$(9)	$(20)	$(12)	$(50)

The gain (loss) reclassed from AOCI into earnings on designated derivatives is recorded to Interest expense, net in unaudited Condensed Consolidated Statements of Comprehensive Income. The gains and losses on the undesignated derivatives were immaterial for the three and six months ended June 27, 2026.

Cash flows from derivatives designated as hedges are classified in the same line item as the cash flows of the hedged transaction within operating activities. Cash flows from undesignated derivatives are classified within investing activities.

MEDLINE INC.

NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES RISK MANAGEMENT (Continued)

Derivative Assets and Liabilities

The Company records both the designated and undesignated interest rate derivatives at fair value in the unaudited Condensed Consolidated Balance Sheets. The respective assets and liabilities are generally classified as short-term or long-term based on the maturity dates of the derivatives.

The table below summarizes the classification and fair value of the designated derivatives for each reporting period:

(in millions)
Designated cash flow hedges	Location	June 27, 2026	December 31, 2025
Interest rate swaps	Other current assets	$13	$21
Interest rate caps	Other current assets	10	15
Total designated cash flow hedges		$23	$36

The fair value of the undesignated derivatives was immaterial and was recorded in other current assets as of June 27, 2026. There were no undesignated derivatives as of December 31, 2025.
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

Accumulated other comprehensive income

The following tables present the changes in AOCI, net of tax:

	Six Months Ended June 27, 2026
(in millions)	Unrealized Gain (Loss) on Derivative Instruments	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$22	$9	$(4)	$27
Other comprehensive income (loss) before reclassifications	7	(11)	—	(4)
Amount reclassified to earnings	(10)	—	—	(10)
Net other comprehensive loss	(3)	(11)	—	(14)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(4)	—	(5)
Balance, March 28, 2026	$20	$2	$(4)	$18
Other comprehensive income (loss) before reclassifications	1	(28)	—	(27)
Amount reclassified to earnings	(10)	—	—	(10)
Net other comprehensive loss	(9)	(28)	—	(37)
Less: Other comprehensive loss attributable to noncontrolling interests	(3)	(10)	—	(13)
Balance, June 27, 2026	$14	$(16)	$(4)	$(6)

MEDLINE INC.

NOTE 12 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)

	Six Months Ended June 28, 2025
(in millions)	Unrealized Gain (Loss) on Derivative Instruments	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$124	$(114)	$1	$11
Other comprehensive income (loss) before reclassifications	(8)	26	—	18
Amount reclassified to earnings	(22)	—	—	(22)
Net other comprehensive income (loss)	(30)	26	—	(4)
Balance, March 29, 2025	$94	$(88)	$1	$7
Other comprehensive income before reclassifications	3	75	—	78
Amount reclassified to earnings	(23)	—	—	(23)
Net other comprehensive income (loss)	(20)	75	—	55
Balance, June 28, 2025	$74	$(13)	$1	$62

See Note 11—Derivatives and Hedging Activities Risk Management for additional information regarding hedging activity.
NOTE 13 - STOCK-BASED COMPENSATION
The Company records stock-based compensation expense as a component of Selling, general and administrative expenses and Cost of goods sold in the unaudited Condensed Consolidated Statements of Comprehensive Income. The following table presents the stock-based compensation expense for the three and six months ended June 27, 2026 and June 28, 2025:

(in millions)	Three Months Ended		Six Months Ended
Classification	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Equity-classified awards	$29	$14	$51	$30
Liability-classified awards	—	1	1	4
Total	$29	$15	$52	$34

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

The Class B CUPIs vested prior to 2025. The Class B units were subject to a five-year vesting period, with 20% of units vesting on each of the five anniversaries of the grant date. Total fair value of Class B units vested was $6 million and $13 million during the three and six months ended June 28, 2025, respectively.

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

Total fair value of Incentive Units vested was $7 million and $11 million for the three and six months ended June 27, 2026, respectively. As of June 27, 2026, there was $30 million of unrecognized compensation cost related to unvested Incentive Units, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.0 year. The following table summarizes the Incentive Units activity and related information for the six months ended June 27, 2026:

	Incentive Units	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2025	14,538,818	$5.86
Granted	—	—
Vested	(1,765,408)	$6.23
Forfeited	—	—
Unvested as of June 27, 2026	12,773,410	$5.81

Exchanges

In June 2026, there were two exchanges by Continuing Unitholders: (i) 1,163,309 Incentive Units in Medline Holdings for 673,281 shares of Class B common stock and an equal number of Common Units in Medline Holdings; (ii) 1,893,419 shares of Class B common stock and an equal number of Common Units in Medline Holdings for 1,893,419 shares of Class A common stock. No proceeds were received from these exchanges by the Company.

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

MEDLINE INC.

NOTE 13 - STOCK-BASED COMPENSATION (Continued)
RSAs

Total fair value of RSAs vested was $11 million and $12 million for the three and six months ended June 27, 2026, respectively. As of June 27, 2026, there was $8 million of unrecognized compensation cost related to unvested RSAs, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.3 years. The following table summarizes the RSAs activity and related information for the six months ended June 27, 2026:

	RSAs	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2025	1,958,657	$29.00
Granted	—	—
Vested	(412,133)	$29.00
Forfeited	(29,326)	$29.00
Unvested as of June 27, 2026	1,517,198	$29.00

RSUs and Performance Stock Units

During the three and six months ended June 27, 2026, RSUs and Performance Stock Units (“PSUs”) were granted to certain employees and board of directors. The grant date fair value of RSUs and PSUs is based on the fair market value of the Company’s underlying common stock at the grant date. The RSUs vest over one to five years contingent upon employment on the vesting date. The PSUs generally vest over four years contingent upon achievement of certain performance conditions and employment on the vesting date. The RSU expense is recognized using a graded vesting method or straight-line method. The PSU expense is recognized using a graded vesting method. The probability of achieving the PSU performance conditions is assessed each reporting period for expense purposes.

Total fair value of RSUs vested was $15 million for both the three and six months ended June 27, 2026. As of June 27, 2026, there was $55 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years, and there was $44 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.3 years. The following table summarizes the RSUs and PSUs activity and related information for the six months ended June 27, 2026:

	RSUs	Wtd. Avg. Grant Date Fair Value	PSUs	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2025	523,795	$29.00	—	—
Granted	1,651,688	$43.98	1,206,267	$44.05
Vested	(439,903)	$33.44	—	—
Forfeited	(36,253)	$42.65	—	—
Unvested as of June 27, 2026	1,699,327	$42.12	1,206,267	$44.05

MEDLINE INC.

NOTE 13 - STOCK-BASED COMPENSATION (Continued)
Options

Options issued entitle the holder to future purchases of Class A common stock and are exercisable up to the tenth anniversary of the grant date. The total intrinsic value of options exercised was not material for both the three and six months ended June 27, 2026. As of June 27, 2026, there was $14 million of unrecognized compensation cost related to options, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.4 years. The following table summarizes option activity and related information for the six months ended June 27, 2026:

	Options	Wtd. Avg. Grant Date Fair Value	Wtd. Avg. Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	6,770,442	$11.97	$29.00
Granted	—	—	—
Exercised	(27,586)	$12.40	$29.00
Forfeited	(156,452)	$12.31	$29.00
Outstanding as of June 27, 2026	6,586,404	$11.96	$29.00	9.5	$65
Exercisable as of June 27, 2026	3,032,916	$11.79	$29.00	9.5	$30
Expected to vest as of June 27, 2026	3,553,488	$12.10	$29.00	9.5	$35

The aggregate intrinsic value in the table above represents the cumulative difference between the closing price of Class A common stock on June 27, 2026 and the option exercise prices.

Liability-classified awards

Liability-classified awards are presented in Other long-term liabilities on the unaudited Condensed Consolidated Balance Sheets. The Company reevaluates the fair value of liability-classified awards periodically until they are reclassified as equity when granted, with the fair value change recorded ratably in the current-period compensation expense. For the six months ended June 27, 2026 and June 28, 2025, the Company reclassified liabilities of $11 million and $10 million, respectively, to equity.

Prior to Reorganization and IPO
In March 2025 and March 2024, Medline Holdings authorized Class B units to be granted to certain employees upon fulfillment of certain performance conditions. With each grant, the number of Class B units to be issued and the grant date fair value of the award are dependent on the performance targets achieved and Medline Holdings’ equity value, and will be determined on the official grant date. The Class B units were subject to a five-year service vesting period, with 20% of units vesting on each of the five anniversaries from the official grant date. The award was classified as a liability in accordance with ASC 718 until the official grant date, when it was reclassified as equity.

In March 2025, 50,659,004 of Class B Units were legally granted with a grant date fair value of $29 million.
IPO and Reorganization

At the time of IPO, the liability-classified awards authorized in the six months ended June 28, 2025 were not yet granted and classified as a liability (“2025 Awards”). Both the underlying equity instrument and the vesting condition were modified upon the IPO. In March 2026, the 2025 Awards were settled into 521,371 RSUs with grant date fair value of $23 million, and the respective liabilities was reclassified as equity. 25% of the 2025 Awards have vested 180 days post-IPO while the remaining 75% of the 2025 Awards will vest on each of the three anniversaries from the official grant date. As of June 27, 2026, the Company has no liability-classified awards.

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
Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income attributable to the Company by the weighted-average number of Class A common stock outstanding during the period. Diluted earnings per share attributable to the Company gives effect to all potential shares of Class A common stock, including conversion of Class B common stock, conversion of Medline Holdings Incentive Units, options, RSAs, RSUs, PSUs, and ESPP to the extent these are dilutive.

The following table sets forth the calculation of basic and diluted earnings per share of Class A common stock:

(in millions, except number of shares and per share amounts)	Three Months Ended	Six Months Ended
	June 27, 2026	June 27, 2026
Basic earnings per share:
Numerator
Net income	$139	$378
Less: Net income attributable to noncontrolling interests	79	189
Net income attributable to Medline Inc.	$60	$189
Reallocation of net income attributed to vested incentive units	(1)	8
Numerator for earnings per share	$59	$197
Denominator
Weighted-average number of Class A common stock outstanding	856,671,262	838,299,245
Basic earnings per share	$0.07	$0.23

Diluted earnings per share:
Numerator
Numerator for earnings per share (Basic)	$59	$197
Effect of dilutive stock compensation awards	—	—
Numerator for earnings per share (Diluted)	$59	$197
Denominator
Weighted-average number of Class A common stock outstanding (Basic)	856,671,262	838,299,245
Weighted-average effect of dilutive securities:
Effect of dilutive stock compensation awards	4,219,457	4,580,411
Weighted-average number of Class A common stock outstanding (Diluted)	860,890,719	842,879,656
Diluted earnings per share	$0.07	$0.23

MEDLINE INC.

NOTE 14 - EARNINGS PER SHARE (Continued)
The following table presents outstanding shares of potentially dilutive securities excluded from the calculation of diluted earnings per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective period:

	Three Months Ended	Six Months Ended
	June 27, 2026	June 27, 2026
Class B common stock	437,356,274	437,356,274
Incentive units	39,347,705	39,347,705
PSUs	1,206,267	1,206,267
RSUs	1,083,429	—
Total anti-dilutive securities	478,993,675	477,910,246

NOTE 15 - RELATED PARTY

Credit Agreements and Borrowings

The following table summarizes the Company’s long-term debts held by certain affiliates of the Company’s private equity sponsors. The terms of these debts are identical to all other debts issued. See Note 5—Credit Agreements and Borrowings for additional information on the long-term debt.

(in millions)	June 27, 2026	December 31, 2025
Current portion of long-term borrowings and other short-term borrowing	$—	$2
Long-term borrowings, less current portion	45	158

Tax Receivable Agreement

In connection with the Reorganization and the IPO, the Company has entered into a TRA with certain of its pre-IPO owners. Among these pre-IPO owners are individuals and entities classified as related parties of the Company; consequently, transactions pertaining to the TRA are regarded as related party transactions in relation to these individuals and entities. From time to time, the pre-IPO owners party to the TRA have, and may in the future, transfer and assign their rights under the TRA in accordance with its terms. Such transfers and assignments do not affect the Company’s underlying rights and obligations under the TRA. For the six months ended June 27, 2026, certain of the pre-IPO owners entered into an assignment and assumption agreement, pursuant to which such parties transferred and assigned their rights under the TRA to certain other pre-IPO owners for approximately $1.4 billion. See Note 7—Tax Receivable Agreement for additional information.

There have been no other significant transactions with related parties during the periods presented.

MEDLINE INC.

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
The organizational structure also includes Corporate & Other which consists of expenses related to centralized corporate functions, such as finance, information technology, legal, human resources, and internal audit.The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. For the Medline Brand and Supply Chain Solutions segments, the CODM uses segment adjusted earnings before interest, taxes, depreciation and amortization (“Segment Adjusted EBITDA”) to evaluate the business performance and allocate resources (including employees, financial, or capital resources) to each segment. Segment Adjusted EBITDA essentially represents segment net sales reduced by cost of goods sold and selling, general and administrative expenses and is considered a meaningful measure of the Company’s financial condition and results of operations across periods by removing the impact of items that management believes do not directly reflect the ongoing operating performance. The Segment Adjusted EBITDA is utilized during the budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital expenditures, and work force for both segments.

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

MEDLINE INC.

NOTE 16 - SEGMENT INFORMATION (Continued)
The following tables present financial information by segment:

	Three months ended		Six months ended
(in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales to external customers:
Front Line Care	$1,652	$1,592	$3,270	$3,118
Surgical Solutions	1,640	1,509	3,194	2,956
Laboratory and Diagnostics	248	221	541	512
Medline Brand	3,540	3,322	7,005	6,586
Supply Chain Solutions	4,145	3,564	8,032	6,944
Consolidated net sales to external customers	$7,685	$6,886	$15,037	$13,530

Segment Adjusted EBITDA:
Medline Brand	$1,067	$890	$1,832	$1,720
Supply Chain Solutions	204	201	391	383
Total segment adjusted EBITDA	1,271	1,091	2,223	2,103
Corporate & Other	(211)	(156)	(387)	(300)
Interest expense, net	(119)	(223)	(255)	(433)
Depreciation and amortization	(256)	(250)	(510)	(497)
Inventory-related adjustments	(3)	(15)	(32)	(36)
Stock-based compensation expense	(29)	(15)	(52)	(37)
Litigation gains, net	—	13	—	47
Transaction-related costs (1)	(29)	(11)	(64)	(23)
Other non-core charges, net (2)	(389)	(75)	(397)	(127)
Income before income taxes	$235	$359	$526	$697

(1) Represents acquisition and integration-related costs and IPO and subsequent offerings related costs.
(2) Represents loss on debt extinguishment and other refinancing costs and fees, realized and unrealized foreign currency and investment losses and costs, recoveries (credit) loss expense related to certain customer receivable, gains (losses) on disposal of assets and exits, and other items. The impact of the losses related to the fire at a distribution center in Tracy are also included in the 2026 periods.

The following tables present information by sales office and geographic area:

	Three months ended		Six months ended
(in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales to external customers:
Acute care (1)	$5,407	$4,716	$10,532	$9,288
Non-Acute care (2)	1,745	1,683	3,477	3,305
United States	7,152	6,399	14,009	12,593
International	533	487	1,028	937
Consolidated net sales to external customers	$7,685	$6,886	$15,037	$13,530
(1) Acute care represents hospital health systems.
(2) Non-Acute care represents other sites of care including outpatient, post acute, physician’s office, surgery centers, and all other.

MEDLINE INC.

NOTE 16 - SEGMENT INFORMATION (Continued)

(in millions)	June 27, 2026	December 31, 2025
Long-lived assets by geographical area (1):
United States	$4,277	$4,433
International	815	777
Consolidated long-lived assets, net	$5,092	$5,210
(1) Includes property, plant, and equipment, net, and operating lease right-of-use assets.

NOTE 17 - SUBSEQUENT EVENTS

During the third quarter of 2026, the Company submitted and CBP accepted additional IEEPA refund claims of approximately $70 million, of which approximately $11 million has been received. Accordingly, the Company recorded a receivable of approximately $59 million related to the remaining accepted refund claims in July 2026.

During the third quarter of 2026, the Company entered into lease agreements for a warehouse facility in Tracy, California to support distribution operations following the June 2026 fire at the Company’s prior Tracy distribution center. The lease agreements commenced in July 2026 and expire in March 2036 and April 2036, with an annual base rent of approximately $9 million in aggregate. As a result of these lease agreements, the Company recorded right-of-use assets and lease liabilities of approximately $68 million in July 2026.

The Company has evaluated its unaudited condensed consolidated financial statements for subsequent events through August 5, 2026, the date the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

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

For the three months ended June 27, 2026, our financial results were as follows:

•We generated net sales of $7.7 billion, net income of $0.1 billion, and Adjusted EBITDA of $1.1 billion, representing a net income margin of 1.8% and an Adjusted EBITDA Margin of 13.8%.
•During that period, Medline Brand segment net sales and Segment Adjusted EBITDA were $3.5 billion and $1.1 billion, respectively, which represented 46.1% of total net sales and 83.9% of Segment Adjusted EBITDA, respectively. Supply Chain Solutions segment net sales and Segment Adjusted EBITDA were $4.1 billion and $0.2 billion, respectively, which represented 53.9% of total net sales and 16.1% of Segment Adjusted EBITDA, respectively.
For the six months ended June 27, 2026, our financial results were as follows:

•We generated net sales of $15.0 billion, net income of $0.4 billion, and Adjusted EBITDA of $1.8 billion, representing a net income margin of 2.5% and an Adjusted EBITDA Margin of 12.2%.
•During that period, Medline Brand segment net sales and Segment Adjusted EBITDA were $7.0 billion and $1.8 billion, respectively, which represented 46.6% of total net sales and 82.4% of Segment Adjusted EBITDA, respectively. Supply Chain Solutions segment net sales and Segment Adjusted EBITDA were $8.0 billion and $0.4 billion, respectively, which represented 53.4% of total net sales and 17.6% of Segment Adjusted EBITDA, respectively.
For a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful, and a discussion of the material risks and limitations of these measures, see “—Non-GAAP Financial Information” below.
Key Factors and Trends

During the three and six months ended June 27, 2026 our results and operations were impacted by various factors and trends, including those discussed below. For additional information regarding factors and trends that may impact our results and operations, see Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Trade Relations, Impacts of Tariffs on our Business, and Geopolitical Risks

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy. We continue to actively monitor developments in the global tariff environment and evaluate their potential impact on our business, financial condition, customers, and suppliers, as well as actions available to reduce our related financial exposure. While the global tariff environment remains unpredictable, as a global company with strategically located and owned manufacturing and a broadly diversified sourcing footprint, we believe we are well-positioned to address potential supply chain challenges. We have multiple levers at our disposal, including strategically reallocating production to other parts of the world, leveraging our new and existing supplier base, optimizing procurement and sourcing of key inputs and raw materials, optimizing our manufacturing footprint, engaging with relevant industry and policy partners, and, where needed, enacting price increases in a thoughtful and strategic way. Nevertheless, we may not be able to establish alternative sources of supply or fully mitigate the financial impact of tariffs across all products we source or manufacture. For the three and six months ended June 27, 2026, the net impact to income before taxes from tariffs and tariff developments was approximately $110 million and $230 million, respectively, before giving effect to the tariff refund recoveries and related customer repayments discussed below. The actual full year impact may vary based on the tariff rate changes, duration, scope, and effectiveness of our mitigation efforts.

We have pursued, and may continue to pursue, tariff mitigation measures, including exclusions, refunds, preferential trade agreements, and other duty recovery mechanisms. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs. Following that decision, U.S. Customs and Border Protection (“CBP”) established an expedited administrative process through its Consolidated Administration and Processing of Entries (“CAPE”) portal to refund IEEPA duties that had already been paid.

We expect total IEEPA refund claims, across all eligible mechanisms, to be approximately $507 million, including amounts already submitted via CAPE. As of June 27, 2026, CBP had accepted approximately $332 million in total refunds we have submitted, and actions to recover the remaining expected amounts are ongoing. We evaluate recoveries of IEEPA tariffs in accordance with applicable gain contingency guidance and recognize such recoveries when they are received or realizable. As of June 27, 2026, of the accepted claims, we had received approximately $53 million in refunds. Accordingly, we recorded a receivable of approximately $279 million within Other current assets related to the remaining accepted refund claims as of June 27, 2026. As of the date of this Quarterly Report, we received refunds for the majority of the receivable balance. Interest associated with refunded IEEPA tariffs is recognized in the period in which it is received or realizable. We expect to remit a portion of the tariff refunds to customers. As of June 27, 2026, we recorded approximately $89 million within Accrued expenses and other current liabilities for the total amount estimated to be remitted to customers in connection with total tariff refund claims expected.

During the three and six months ended June 27, 2026, we recognized approximately $332 million as a reduction of Cost of goods sold related to tariff refunds received or accepted, approximately $89 million as a reduction of Net sales related to accrued customer repayments associated with tariff refunds, and approximately $14 million of interest income in Interest expense, net. These amounts were recorded entirely within the Medline Brand segment.

The ultimate amount and timing of the IEEPA tariff refunds not yet received are subject to eligibility requirements, regulatory review, administrative processing, and other limitations.

In addition, ongoing geopolitical conflicts, including in the Middle East, have resulted in, and could continue to result in, significant disruption of energy supplies and increases in global energy prices, which have heightened and could continue to heighten inflationary pressures, disrupt global supply chains, and adversely impact consumer spending patterns. We will continue to evaluate the evolving macroeconomic environment and seek to take actions to mitigate the impact, if any, on our business and financial condition.

Tracy, California Distribution Center

On June 11, 2026, a fire destroyed our distribution center in Tracy, California. All employees were safely evacuated. We have estimated incurred losses of $336 million, which consist of $204 million related to inventory losses, $116 million related to fixed asset losses, and $16 million other expenses, for the three and six months ended June 27, 2026. These losses were recorded in Other operating expenses. As of June 27, 2026, discussions with our insurers are ongoing, and, as such, no insurance recoveries have been recorded. Following the fire, we entered into lease agreements for two distribution centers in Northern California totaling more than 1.6 million square feet, including a facility in Tracy, California for near-term occupancy and a facility in Stockton, California expected to be available for use in January 2027. These facilities are expected to help support service to healthcare providers and customers in Northern California following the fire. We may incur additional losses and costs in future periods associated with the fire and its related impacts. We expect to recognize insurance recoveries in future periods as the applicable recognition criteria are met. The timing and amount of any additional losses, costs, or insurance recoveries remain uncertain. See Note 1—Nature of Business and Significant Accounting Policies to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report for additional information.

FDA Matters

As of June 27, 2026, we have received three warning letters from the FDA, which have not been resolved. These warning letters relate to compliance with the Quality Management System Regulation and the current Good Manufacturing Practice (cGMP) regulations and were sent following inspections of Medline’s Northfield, Illinois facility and our manufacturing facilities in Glens Falls, New York and Waukegan, Illinois. We are working with the FDA to resolve the observations in the warning letters and FDA Forms 483 the Company has received. We have committed to taking additional remediation actions and made investments in Medline’s Quality organization, which we expect to result in increased costs in the second half of fiscal year 2026. While we believe our remediation efforts appropriately address the FDA’s observations and strengthen our Quality practices, no assurances can be given regarding further action by the FDA or that the corrective actions we have proposed and taken will be adequate. Any failure to adequately address the observations made by the FDA may result in regulatory actions initiated by the FDA with limited or no further notice, which may include the adverse consequences described in Part I, “Item 1A—Risk Factors—Risks Related to Regulation and Legal Proceedings—We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our business, results of operations, and financial condition both inside and outside the United States.” of our 2025 Form 10-K. While we currently believe these warning letters are not reasonably likely to materially adversely affect our business, results of operations, or financial condition, the outcomes of such matters are inherently unpredictable and subject to significant uncertainties, and if any of our assumptions change or prove to have been incorrect or there are any further adverse developments, our business, results of operations, and/or financial condition could be materially adversely affected.

Secondary Offerings

On May 28, 2026, we completed an underwritten public offering of an aggregate of 72,554,594 shares of Class A common stock sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of our Sponsors (collectively, the “May 2026 Selling Stockholders”) at a public offering price of $37.00 per share, for aggregate gross proceeds of approximately $2.7 billion to the May 2026 Selling Stockholders (the “May 2026 Resale Offering”). This transaction resulted in the issuance of 29,505,565 shares of Class A common stock in connection with the exchange of Common Units by the May 2026 Selling Stockholders for the six months ended June 27, 2026. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 2% and will increase the net income attributable to the Company in a proportionate amount. We did not sell any shares in this May 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this May 2026 Resale Offering. We paid the offering expenses associated with the sale of the shares by the May 2026 Selling Stockholders, net of the underwriting discounts and commissions.

On March 10, 2026, we completed an underwritten public offering of an aggregate of 86,250,000 shares of Class A common stock (including 11,250,000 shares of Class A common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of our Sponsors (collectively, the “March 2026 Selling Stockholders”) at a public offering price of $41.00 per share, for aggregate gross proceeds of approximately $3.5 billion to the Selling Stockholders (the “March 2026 Resale Offering”). This transaction resulted in the issuance of 33,963,901 shares of Class A common stock in connection with the exchange of Common Units by the March 2026 Selling Stockholders for the six months ended June 27, 2026. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 3% and will increase the net income attributable to the Company in a proportionate amount. We did not sell any shares in this March 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this March 2026 Resale Offering. We paid the offering expenses associated with the sale of the shares by the March 2026 Selling Stockholders, net of the underwriting discounts and commissions.

Public Company Costs

We incurred costs associated with public company reporting requirements during fiscal years 2026 and 2025, and we expect to continue to incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that were previously inapplicable to us as a private company. These additional rules and regulations increase our legal, regulatory, financial, and insurance compliance costs and make some activities more time-consuming and costly.

IPO and Reorganization Transactions

On December 18, 2025, we completed our IPO, which generated net proceeds of approximately $7,048 million after deducting underwriting discounts and commissions of approximately $157 million, but before deducting offering expenses of approximately $40 million. Prior to the completion of the IPO, we executed the Reorganization, resulting in Medline Inc. becoming the sole general partner of Medline Holdings, with its sole material asset being a controlling equity interest in Medline Holdings. As the general partner of Medline Holdings, Medline Inc. now operates and controls all of the business and affairs of Medline Holdings, and has the obligation to absorb losses and receive benefits from Medline Holdings and, through Medline Holdings and its subsidiaries, operate the business. The Reorganization has been accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Medline Inc. recognize the assets and liabilities received in the Reorganization at their historical carrying amounts, as presented in the historical financial statements of Medline Holdings. Medline Inc. consolidates Medline Holdings on its consolidated financial statements and records a noncontrolling interest, which pertains to partnership interests in Medline Holdings held by pre-IPO owners. See “Note 1—Nature of Business and Significant Accounting Policies—Reorganization” to our unaudited condensed consolidated financial statements, included under Part I, “Item 1—Financial Statements” of this Quarterly Report for additional information on the reorganization transactions.

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

In connection with the Reorganization and the IPO, we also entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners. See “—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information. Further, in connection with the Reorganization and the IPO, we also entered into an exchange agreement with the Continuing Unitholders so that they may (subject to the terms of the exchange agreement) exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock of Medline Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, whereupon an equivalent number of shares of Class B common stock held by each such Continuing Unitholder will be automatically transferred to us and cancelled and retired upon any such exchange.

The diagram below depicts our current organizational structure:

Holders of Incentive Units
Holders of Common Units
Other Stockholders
Public Stockholders
Class B common stock
• Voting power in Medline Inc.(1)
• No economic interests in Medline Inc.
Class A common stock
• Voting power in Medline Inc.(1)
• Economic interests in Medline Inc.
Class A common stock
• Voting power in Medline Inc.(1)
• Economic interests in Medline Inc.
Incentive Units
• No voting rights
• Exchangeable for Common Units of Medline Holdings, which are exchangeable for shares of Medline Inc.'s Class A common stock, as described below
Limited Partner and Common Units
• No voting rights
• Exchangeable on a 1-for-1 basis for shares of Medline Inc.'s Class A common stock
Medline Inc.
General Partner and Common Units
• 100% of voting power in Medline Holdings
Medline Holdings, LP
Subsidiaries

Note: Certain intermediate holding companies have been omitted from the structure chart.
(1) Each share of our Class A common stock and Class B common stock entitles its holder to one vote on all matters to be voted on by the stockholders generally.

Consolidated Results of Operations

For the three and six months ended June 27, 2026 compared to the three and six months ended June 28, 2025

	Three months ended				Six months ended
	June 27, 2026	June 28, 2025	2026 vs 2025		June 27, 2026	June 28, 2025	2026 vs 2025
			$ Change	% Change			$ Change	% Change
(in millions, except percentages)
Net sales	$7,685	$6,886	$799	11.6%	$15,037	$13,530	$1,507	11.1%
Cost of goods sold	5,470	4,981	489	9.8%	10,981	9,801	1,180	12.0%
Gross profit	2,215	1,905	310	16.3%	4,056	3,729	327	8.8%
Operating expense
Selling, general, and administrative expenses	1,295	1,073	222	20.7%	2,523	2,143	380	17.7%
Amortization of intangible assets	177	176	1	0.6%	353	351	2	0.6%
Other operating expenses	348	14	334	NM(1)	363	22	341	NM(1)
Total operating expense	1,820	1,263	557	44.1%	3,239	2,516	723	28.7%
Operating income	395	642	(247)	(38.5)%	817	1,213	(396)	(32.6)%
Other expense
Interest expense, net	(119)	(223)	104	(46.6)%	(255)	(433)	178	(41.1)%
Other loss, net	(42)	—	(42)	NM(1)	(41)	—	(41)	NM(1)
Foreign exchange gain (loss), net	1	(60)	61	NM(1)	5	(83)	88	NM(1)
Total other expense	(160)	(283)	123	(43.5)%	(291)	(516)	225	(43.6)%
Income before income taxes	235	359	(124)	(34.5)%	526	697	(171)	(24.5)%
Provision for income taxes	96	26	70	NM(1)	148	42	106	NM(1)
Net income	$139	$333	$(194)	(58.3)%	$378	$655	$(277)	(42.3)%
(1) Not Meaningful

Results of Operations for the three months ended June 27, 2026 compared to the three months ended June 28, 2025

Net Sales

Net sales for the three months ended June 27, 2026 increased $799 million, or 11.6%, to $7,685 million, compared to $6,886 million for the respective period in 2025, primarily driven by organic growth with foreign currency exchange rates having an immaterial impact on net sales. Organic net sales growth was substantially all related to increased volumes with pricing having an immaterial impact.

Net sales for the U.S. business for the three months ended June 27, 2026 increased $753 million, or 11.8%, to $7,152 million, compared to $6,399 million for the respective period in 2025, primarily due to volume growth in Prime Vendor net sales, which for the three months ended June 27, 2026 increased $808 million, or 18.3%, to $5,226 million, compared to $4,418 million for the respective period in 2025. The growth was partially offset by $89 million customer repayments associated with tariff refunds.

Net sales for the U.S. acute care business, which includes both Prime Vendor and non-Prime Vendor customers, increased $691 million, or 14.7%, to $5,407 million, compared to $4,716 million for the respective period in 2025, primarily driven by volume growth, partially offset by $48 million customer repayments associated with tariff refunds. Net sales for the U.S. non-acute care business increased $62 million, or 3.7%, to $1,745 million, compared to $1,683 million for the respective period in 2025, primarily driven by volume growth, partially offset by $41 million customer repayments associated with tariff refunds.

Net sales for the International business for the three months ended June 27, 2026 increased $46 million, or 9.4%, to $533 million, compared to $487 million for the respective period in 2025, primarily driven by volume growth.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended June 27, 2026 increased $489 million, or 9.8%, to $5,470 million, compared to $4,981 million for the respective period in 2025, primarily driven by the growth in net sales and higher import costs due to tariffs, partially offset by tariff refunds. Gross profit as a percentage of sales increased from 27.7% for the three months ended June 28, 2025 to 28.8% for the three months ended June 27, 2026, primarily driven by net tariff refunds, partially offset by higher import costs due to tariffs.

Selling, General, and Administrative Expenses
Selling, General, and Administrative (“SG&A”) expenses for the three months ended June 27, 2026 increased $222 million, or 20.7%, to $1,295 million, compared to $1,073 million for the respective period in 2025, primarily due to $156 million of higher compensation and benefit expenses related to investments in headcount, inclusive of $15 million of one-time employee bonuses related to the IPO, which are subject to an ongoing service requirement, and $24 million related to higher distribution expense, including outbound freight. The prior year also included $13 million related to the favorable settlement of an intellectual property dispute, partially offset by $8 million of credit loss expense related to certain customer receivables, neither of which recurred in 2026.

Other Operating Expenses

Other Operating Expenses for the three months ended June 27, 2026 increased $334 million to $348 million, compared to $14 million for the respective period in 2025, primarily driven by the impact due to fire at the distribution center in Tracy, California.

Interest Expense, net

Interest expense, net for the three months ended June 27, 2026 decreased $104 million, or 46.6%, to $119 million, compared to $223 million for the respective period in 2025, primarily driven by 2025 repayment of term loan facilities with IPO proceeds and lower interest rates.

Other Loss, net

Other loss, net for the three months ended June 27, 2026 increased to $42 million, whereas no material Other loss, net was recorded in the respective period in 2025. The increase was primarily due to expense associated with the debt refinancing in May 2026.

Foreign Exchange Gain (Loss), net

Foreign exchange gain (loss), net for the three months ended June 27, 2026 increased $61 million to a gain of $1 million, compared to a loss of $60 million for the respective period in 2025, primarily due to unfavorable foreign exchange rate movement on certain settled borrowings denominated in the Euro in 2025.

Provision for Income Taxes

Provision for income taxes for the three months ended June 27, 2026 increased $70 million to $96 million, compared to $26 million for the respective period in 2025, primarily due to the additional income related to tariff refunds and tax changes associated with the Reorganization, which subjected a greater portion of earnings to corporate‑level U.S. federal and state income taxes.

Results of Operations for the six months ended June 27, 2026 compared to the six months ended June 28, 2025

Net Sales

Net sales for the six months ended June 27, 2026 increased $1,507 million, or 11.1%, to $15,037 million, compared to $13,530 million for the respective period in 2025, primarily driven by organic growth with foreign currency exchange rates having an immaterial impact on net sales. Organic net sales growth was substantially all related to increased volumes with pricing having an immaterial impact.

Net sales for the U.S. business for the six months ended June 27, 2026 increased $1,416 million, or 11.2%, to $14,009 million, compared to $12,593 million for the respective period in 2025, primarily due to volume growth in Prime Vendor net sales, which for the six months ended June 27, 2026 increased $1,461 million, or 16.8%, to $10,139 million, compared to $8,678 million for the respective period in 2025. The growth was partially offset by $89 million customer repayments associated with tariff refunds.

Net sales for the U.S. acute care business, which includes both Prime Vendor and non-Prime Vendor customers, increased $1,244 million, or 13.4%, to $10,532 million, compared to $9,288 million for the respective period in 2025, primarily driven by volume growth, partially offset by $48 million customer repayments associated with tariff refunds. Net sales for the U.S. non-acute care business increased $172 million, or 5.2%, to $3,477 million, compared to $3,305 million for the respective period in 2025, primarily driven by volume growth, partially offset by $41 million customer repayments associated with tariff refunds.

Net sales for the International business for the six months ended June 27, 2026 increased $91 million, or 9.7%, to $1,028 million, compared to $937 million for the respective period in 2025, primarily driven by volume growth and favorable foreign currency exchange rates.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended June 27, 2026 increased $1,180 million, or 12.0%, to $10,981 million, compared to $9,801 million for the respective period in 2025, primarily driven by the growth in net sales and higher import costs due to tariffs, partially offset by tariff refunds. Gross profit as a percentage of sales decreased from 27.6% for the six months ended June 28, 2025 to 27.0% for the six months ended June 27, 2026, primarily driven by higher import costs due to tariffs, partially offset by net tariff refunds.

Selling, General, and Administrative Expenses
SG&A expenses for the six months ended June 27, 2026 increased $380 million, or 17.7%, to $2,523 million, compared to $2,143 million for the respective period in 2025, primarily due to $248 million of higher compensation and benefit expenses related to investments in headcount, inclusive of $33 million of one-time employee bonuses related to the IPO, which are subject to an ongoing service requirement, and $51 million related to higher distribution expense, including outbound freight. The prior year also included $43 million related to the favorable settlement of an intellectual property dispute, partially offset by $32 million of credit loss expense related to certain customer receivables, neither of which recurred in 2026.

Other Operating Expenses

Other Operating Expenses for the six months ended June 27, 2026 increased $341 million to $363 million, compared to $22 million for the respective period in 2025, primarily driven by the impact due to fire at the distribution center in Tracy, California.

Interest Expense, net

Interest expense, net for the six months ended June 27, 2026 decreased $178 million, or 41.1%, to $255 million, compared to $433 million for the respective period in 2025, primarily driven by 2025 repayment of term loan facilities with IPO proceeds and lower interest rates.

Other Loss, net

Other loss, net for the six months ended June 27, 2026 increased to $41 million, whereas no material Other loss, net was recorded in the respective period in 2025. The increase was primarily due to expense associated with the debt refinancing in May 2026.

Foreign Exchange Gain (Loss), net

Foreign exchange gain (loss), net for the six months ended June 27, 2026 increased $88 million to a gain of $5 million, compared to a loss of $83 million for the respective period in 2025, primarily due to unfavorable foreign exchange rate movement on certain settled borrowings denominated in the Euro in 2025.

Provision for Income Taxes

Provision for income taxes for the six months ended June 27, 2026 increased $106 million to $148 million, compared to $42 million for the respective period in 2025, primarily due to tax changes associated with the Reorganization, which subjected a greater portion of earnings to corporate‑level U.S. federal and state income taxes, and the additional income related to tariff refunds.

Business Segment Results of Operations

The following table compares business segment net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin for the three and six months ended June 27, 2026 and June 28, 2025:

	Three months ended				Six months ended
	June 27, 2026	June 28, 2025	2026 vs 2025		June 27, 2026	June 28, 2025	2026 vs 2025
			$ change	% change			$ change	% change
(in millions, except percentages)
Medline Brand
Net sales	$3,540	$3,322	$218	6.6%	$7,005	$6,586	$419	6.4%
Segment Adjusted EBITDA	1,067	890	177	19.9%	1,832	1,720	112	6.5%
Segment Adjusted EBITDA margin(1)	30.1%	26.8%			26.2%	26.1%
Supply Chain Solutions
Net sales	4,145	3,564	581	16.3%	8,032	6,944	1,088	15.7%
Segment Adjusted EBITDA	204	201	3	1.5%	391	383	8	2.1%
Segment Adjusted EBITDA margin(1)	4.9%	5.6%			4.9%	5.5%
(1) We define Segment Adjusted EBITDA margin as the Segment Adjusted EBITDA divided by segment net sales.

See Note 16—Segment Information to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report for additional information on our segments.

Business Segment Results of Operations for the three months ended June 27, 2026 compared to the three months ended June 28, 2025

Medline Brand

Medline Brand segment net sales for the three months ended June 27, 2026 increased $218 million, or 6.6%, to $3,540 million, compared to $3,322 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales of Medline Brand products for the three months ended June 27, 2026, which increased $231 million, or 15.7%, to $1,707 million, compared to $1,476 million for the respective period in 2025, partially offset by $89 million customer repayments associated with tariff refunds.

Surgical Solutions net sales for the three months ended June 27, 2026 increased $131 million, or 8.7%, to $1,640 million, compared to $1,509 million for the respective period in 2025, primarily driven by volume growth in kitting and operating room products, partially offset by customer repayments associated with tariff refunds. Front Line Care net sales for the three months ended June 27, 2026 increased $60 million, or 3.8%, to $1,652 million, compared to $1,592 million for the respective period in 2025, primarily driven by volume growth, including exam gloves and personal care products, partially offset by customer repayments associated with tariff refunds. Laboratory and Diagnostics net sales for the three months ended June 27, 2026 increased $27 million, or 12.2%, to $248 million, compared to $221 million for the respective period in 2025, primarily driven by volume growth in laboratory products.

Medline Brand Segment Adjusted EBITDA for the three months ended June 27, 2026 increased $177 million, or 19.9%, to $1,067 million, compared to $890 million for the respective period in 2025, primarily driven by tariff refunds and growth in net sales, partially offset by higher import costs due to tariffs and higher compensation and benefit expense related to investments in headcount. Medline Brand Segment Adjusted EBITDA margin increased to 30.1% from 26.8%, primarily driven by tariff refunds, partially offset by higher import costs due to tariffs and higher compensation and benefit expense related to investments in headcount.

Supply Chain Solutions

Supply Chain Solutions segment net sales for the three months ended June 27, 2026 increased $581 million, or 16.3%, to $4,145 million, compared to $3,564 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales for the three months ended June 27, 2026, which increased $577 million, or 19.6%, to $3,519 million, compared to $2,942 million for the respective period in 2025, including implementation of new relationships and growth with existing customers.

Supply Chain Solutions Segment Adjusted EBITDA for the three months ended June 27, 2026 increased $3 million, or 1.5%, to $204 million, compared to $201 million for the respective period in 2025. Supply Chain Solutions Segment Adjusted EBITDA margin decreased to 4.9% from 5.6%, primarily due to customer mix from new Prime Vendor signings at lower margins and higher operating expenses.

Business Segment Results of Operations for the six months ended June 27, 2026 compared to the six months ended June 28, 2025

Medline Brand

Medline Brand segment net sales for the six months ended June 27, 2026 increased $419 million, or 6.4%, to $7,005 million, compared to $6,586 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales of Medline Brand products for the six months ended June 27, 2026, which increased $383 million, or 13.1%, to $3,312 million, compared to $2,929 million for the respective period in 2025, partially offset by customer repayments associated with tariff refunds.

Surgical Solutions net sales for the six months ended June 27, 2026 increased $238 million, or 8.1%, to $3,194 million, compared to $2,956 million for the respective period in 2025, primarily driven by volume growth in kitting and operating room products, partially offset by customer repayments associated with tariff refunds. Front Line Care net sales for the six months ended June 27, 2026 increased $152 million, or 4.9%, to $3,270 million, compared to $3,118 million for the respective period in 2025, primarily driven by volume growth, including exam gloves and personal care products, partially offset by customer repayments associated with tariff refunds. Laboratory and Diagnostics net sales for the six months ended June 27, 2026 increased $29 million, or 5.7%, to $541 million, compared to $512 million for the respective period in 2025, primarily driven by volume growth in laboratory products.

Medline Brand Segment Adjusted EBITDA for the six months ended June 27, 2026 increased $112 million, or 6.5%, to $1,832 million, compared to $1,720 million for the respective period in 2025, primarily driven by growth in net sales and tariff refunds, partially offset by higher import costs due to tariffs and higher compensation and benefit expense related to investments in headcount. Medline Brand Segment Adjusted EBITDA margin increased to 26.2% from 26.1%, primarily driven by tariff refunds, partially offset by higher import costs due to tariffs.

Supply Chain Solutions

Supply Chain Solutions segment net sales for the six months ended June 27, 2026 increased $1,088 million, or 15.7%, to $8,032 million, compared to $6,944 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales for the six months ended June 27, 2026, which increased $1,078 million, or 18.8%, to $6,827 million, compared to $5,749 million for the respective period in 2025, including implementation of new relationships and growth with existing customers.

Supply Chain Solutions Segment Adjusted EBITDA for the six months ended June 27, 2026 increased $8 million, or 2.1%, to $391 million, compared to $383 million for the respective period in 2025. Supply Chain Solutions Segment Adjusted EBITDA margin decreased to 4.9% from 5.5%, primarily due to customer mix from new Prime Vendor signings at lower margins and higher operating expenses.
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

The following table sets forth a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA and Adjusted EBITDA Margin:

	Three months ended		Six months ended
(in millions, except percentages)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$139	$333	$378	$655
Interest expense, net	119	223	255	433
Provision for income taxes	96	26	148	42
Depreciation and amortization	256	250	510	497
Inventory-related adjustments (1)	3	15	32	36
Stock-based compensation expense	29	15	52	37
Litigation gains, net (2)	—	(13)	—	(47)
Transaction-related costs (3)	29	11	64	23
Other non-core charges (4)	389	75	397	127
Adjusted EBITDA	$1,060	$935	$1,836	$1,803
Net income margin (5)	1.8%	4.8%	2.5%	4.8%
Adjusted EBITDA Margin (5)	13.8%	13.6%	12.2%	13.3%
(1)Represents inventory adjustment associated with non-cash last-in, first-out reserves.
(2)For the three months ended June 28, 2025, represents $(13) million related to settlement of an intellectual property dispute. For the six months ended June 28, 2025, represents a settlement adjustment of $(8) million related to the ethylene oxide litigation, $(43) million related to settlement of an intellectual property dispute, and $4 million related to other legal settlements.
(3)For the three and six months ended June 27, 2026 and June 28, 2025, respectively, includes $30 million, $4 million, $57 million and $8 million of expenses related to our IPO and subsequent offerings, consisting of legal, accounting, and advisory fees, as well as one-time employee bonuses, which are subject to an ongoing service requirement, and $(1) million, $7 million, $7 million and $15 million of acquisition and integration-related costs and adjustments.
(4)For the three and six months ended June 27, 2026 and June 28, 2025, respectively, includes $14 million, $7 million, $23 million and $12 million of other project costs; $(1) million, $60 million, $(5) million and $82 million of realized and unrealized foreign exchange and investment (gains) losses; and $(2) million, $8 million, $(6) million and $32 million credit (recoveries) loss expense related to certain customer receivables. The three and six months ended June 27, 2026, respectively, includes $(2) million and $6 million of (gains) losses on disposal of assets and exits. The three and six months ended June 27, 2026 also includes loss of $336 million attributable to fire at distribution center in Tracy, California, and $45 million of loss on debt extinguishment and other debt refinancing costs and fees.
(5)Net income margin represents net income divided by net sales and Adjusted EBITDA Margin represents Adjusted EBITDA divided by net sales.
Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations, and our revolving credit facility. As of June 27, 2026, we had cash and cash equivalents of $2,327 million and available liquidity under our Revolving Credit Facility of $946 million.

Our primary uses of cash include product purchases, operating costs, personnel-related costs, capital expenditures related to property and equipment, acquisitions, payments of interest under our indebtedness, distributions to noncontrolling interest holders, and payments on tax receivable agreement.

Our net capital expenditures were $207 million and $208 million for the six months ended June 27, 2026 and June 28, 2025, respectively. These include the continued enhancements and automation in our distribution centers and investments in our manufacturing facilities in Mexico and other regions. We anticipate the net capital expenditures for the fiscal year 2026 to total up to $600 million, primarily related to the expansion of manufacturing facilities and distribution centers, further investment in automation, and investments in capital equipment lost in the Tracy fire.

During the three months ended June 27, 2026, we completed certain refinancing transactions. On May 28, 2026, Medline Borrower, LP and Medline Co-Issuer, Inc., our indirect subsidiaries, issued the 2031 Notes and the 2033 Notes. Concurrently with the notes offering, Medline Borrower, LP entered into Amendment No. 7 to the Credit Agreement, pursuant to which it refinanced the existing dollar-denominated term loan facility due 2030 with a new senior secured dollar-denominated term loan facility in an aggregate principal amount of approximately $2,750 million due 2033 (the “2033 Refinancing Term Loan Facility”). The net proceeds from the offering of the 2031 Notes and 2033 Notes, together with borrowings under the 2033 Refinancing Term Loan Facility and cash on hand, were used to repay in full all outstanding indebtedness under our existing dollar-denominated term loan facility due 2028, refinance approximately $724 million of our existing dollar-denominated term loan facility due 2030, redeem approximately $500 million of our 6.250% senior secured notes due 2029, and pay related fees and expenses. See Note 5—Credit Agreements and Borrowings to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report for additional information on our indebtedness.

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

After completion of the IPO, Medline Inc. became our holding company and has no material assets other than its ownership of Common Units in Medline Holdings. Medline Inc. has no independent means of generating net sales. Medline Inc. intends to cause Medline Holdings to make distributions and payments to its holders of Units, including Medline Inc. and the Continuing Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, expenses, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Medline Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, the terms of our financing arrangements, including the Credit Agreement that governs the Senior Secured Credit Facilities and certain indentures governing the Senior Notes, contain covenants that may restrict Medline Holdings and its subsidiaries from paying such distributions, subject to certain exceptions. Further, Medline Holdings is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Medline Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Medline Holdings are generally subject to similar legal limitations on their ability to make distributions to Medline Holdings. See Part I, “Item 1A—Risk Factors—Risks Related to Our Organizational Structure—Medline Inc. is a holding company and its only material assets are its equity interests held directly or indirectly through wholly owned subsidiaries in Medline Holdings, and it is accordingly dependent upon distributions from Medline Holdings to pay taxes, make payments under the tax receivable agreement and pay any dividends.” of our 2025 Form 10-K.

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

Cash Flows
The following table sets forth the major components of our unaudited Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six months ended
(in millions)	June 27, 2026	June 28, 2025
Net cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$1,127	$879
Investing activities	(557)	(235)
Financing activities	(172)	(337)
Effect of exchange rate changes	(11)	27
Net change in cash and cash equivalents and restricted cash	$387	$334

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $1,127 million and $879 million for the six months ended June 27, 2026 and June 28, 2025, respectively.

Net cash provided by operating activities for the six months ended June 27, 2026 was primarily driven by net income excluding non-cash items, partially offset by changes in working capital. Changes in working capital resulted in net cash used of $324 million, which is primarily driven by an increase in other assets of $279 million related to the IEEPA tariff refund receivable, and an increase in trade accounts receivable of $148 million due to sales growth, partially offset by an increase in accrued expenses and other current liabilities of $89 million related to customer repayments associated with tariff refunds.

Net cash provided by operating activities for the six months ended June 28, 2025 was primarily driven by net income excluding non-cash items, partially offset by changes in working capital. Changes in working capital resulted in net cash used of $502 million, which is primarily driven by an increase in inventories of $160 million including tariff impacts, an increase in trade accounts receivable of $149 million, and payment of a litigation accrual of $166 million.

Cash Flows used in Investing Activities

For the six months ended June 27, 2026, net cash used in investing activities was driven by short-term investments in time deposits of $350 million and net capital expenditures of $207 million.

For the six months ended June 28, 2025, net cash used in investing activities was primarily driven by net capital expenditures of $208 million and payments for asset acquisitions of $33 million.

Cash Flows used in Financing Activities

For the six months ended June 27, 2026, net cash used in financing activities was primarily driven by distributions to noncontrolling interests of $123 million and $41 million net repayment of long-term borrowings.

For the six months ended June 28, 2025, net cash used in financing activities was primarily driven by distribution to partners of $303 million, repayment for long-term borrowings of $19 million, and Class B Unit repurchases of $15 million.

Indebtedness

As of June 27, 2026, our total indebtedness was $12,750 million, including outstanding borrowings of senior unsecured notes with a principal amount of $2,500 million, senior secured notes with a principal amount of $7,500 million, and $2,750 million under a senior secured term loan facility.

During the three months ended June 27, 2026, we issued 2031 Notes and 2033 Notes. We also entered into Amendment No. 7 to the Credit Agreement, which refinanced our existing dollar-denominated term loan facility due 2030 with the 2033 Refinancing Term Loan Facility. The 2033 Refinancing Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the loans, with the balance payable at maturity of the 2033 Refinancing Term Loan Facility.

Our long-term debt contains affirmative and negative covenants, including under the Credit Agreement, as amended, and the indentures governing the Senior Notes. We were in compliance with all such covenants as of June 27, 2026. The springing financial covenant under the Credit Agreement, which is applicable solely to the Revolving Credit Facility, requires compliance with a maximum ratio of consolidated first lien net indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) of 8.3x, which ratio is tested on the last day of any fiscal quarter only if the aggregate principal amount of borrowings (excluding outstanding letters of credit (whether or not cash collateralized)) under the Revolving Credit Facility exceeds 35% of the greater of (a) the total amount of commitments under the Revolving Credit Facility on such day and (b) $1,000 million. While the springing financial covenant was not subject to testing as of June 27, 2026 as we did not have any outstanding borrowings under the Revolving Credit Facility at such time, our ratio of consolidated first lien net indebtedness to Consolidated EBITDA as of the last day of any applicable fiscal quarter has not exceeded the maximum ratio permitted under the springing financial covenant. The failure to satisfy this ratio would impact our ability to borrow amounts committed under our Revolving Credit Facility which could have a material impact on our liquidity.

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

Tax Receivable Agreement
As of June 27, 2026, we had recorded a tax receivable agreement liability of $4,404 million. Assuming: (i) a price of $38.87 per share of our Class A common stock, which was the closing sales price of our Class A common stock on June 27, 2026 as reported on Nasdaq; (ii) a constant corporate tax rate of 25.7%; (iii) we will have sufficient taxable income to fully utilize the tax benefits; and (iv) no material changes in tax law, if the Continuing Unitholders had exchanged all of the Common Units that they held on June 27, 2026, and assuming all Incentive Units had been converted to Common Units and subsequently exchanged for shares of Class A common stock at a price of $38.87 per share of Class A common stock as of such date, we would, as a result of such hypothetical exchange, have incremental tax benefits related to attributes covered by the tax receivable agreement of approximately $6,510 million and increase the aggregate noncurrent tax receivable agreement liability recorded, based on our estimate of the aggregate amount that Medline Inc. would pay under the tax receivable agreement, to approximately $10,251 million, generally payable over a 15-year period. These amounts are estimates and have been prepared for informational purposes only. The actual amount of tax benefits related to attributes covered by the tax receivable agreement and related noncurrent liabilities that we will recognize as a result of any such future exchanges will differ based on, among other things: (i) the amount and timing of future exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) by Continuing Unitholders, and the extent to which such exchanges are taxable; (ii) the price per share of our Class A common stock at the time of the exchanges; (iii) the amount and timing of future income against which to offset the tax benefits; and (iv) the tax rates then in effect.

See Note 7—Tax Receivable Agreement and Note 15—Related Party to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report, and Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Tax Receivable Agreement” of our 2025 Form 10-K.
Contractual Obligations

During the six months ended June 27, 2026, other than the refinancing transactions described above and in Note 5—Credit Agreements and Borrowings to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report, there were no material changes to the contractual obligations from those disclosed in our 2025 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plan Arrangements

The table below summarizes the terms of trading arrangements adopted or terminated by our officers or directors during the three months ended June 27, 2026. The trading arrangement listed below is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Trading Arrangement	Number of Shares to be Sold Pursuant to the Trading Arrangement*
William J. Abrams	Executive Vice President, Supply Chain Solutions	Adopted on May 26, 2026	November 12, 2026 – March 31, 2027	Up to 1,139,433 shares of Class A common stock
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
4.1
Indenture, dated as of May 28, 2026, among Medline Borrower, LP, as the Issuer, Medline Co-Issuer, Inc., as the Co-Issuer, Medline Intermediate, LP, as Holdings, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, Paying Agent, Transfer Agent, Registrar and Notes Collateral Agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2026)

4.2	Form of the 5.000% Senior Secured Note due 2031 (included in Exhibit 4.1 hereto). (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2026)
4.3	Form of the 5.250% Senior Secured Note due 2033 (included in Exhibit 4.1 hereto). (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2026)
10.1	Medline Inc. Executive Annual Incentive Plan *†
10.2
Amendment No. 7 to the Credit Agreement, dated as of May 28, 2026, among Medline Intermediate, LP, Medline Borrower, LP, as successor in interest to Mozart Debt Merger Sub Inc., the guarantors from time to time party thereto, the lending institutions and L/C issuers from time to time party thereto, and Bank of America, N.A., as administrative agent, collateral agent, lender and L/C issuer. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2026)

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

Date: August 5, 2026

MEDLINE INC.

By:	/s/ Michael B. Drazin
Name: Michael B. Drazin
Title: Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

MEDLINE INC.

By:	/s/ Jessi L. Corcoran
Name: Jessi L. Corcoran
Title: Chief Accounting Officer (Principal Accounting Officer) (Duly Authorized Officer)