Form 10-Q
period 2026-09-26
Medline Inc.
filed 2026-11-04
CIK 2046386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-43022
_________________________
Medline Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	33-1845288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Lakes Drive Northfield, Illinois	60093
(Address of principal executive offices)	(Zip Code)

(847) 949 5500
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☒
As of November 2, 2026, there were 878,657,055 shares of the registrant’s Class A common stock and 436,664,379 shares of the registrant’s Class B common stock outstanding.

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
•Quality problems and product liability claims have in the past led, and could in the future lead, to recalls or safety alerts, reputational harm, discontinuation of product or product lines, warning letters and other regulatory actions by the U.S. Food and Drug Administration (“FDA”), adverse verdicts, or costly settlements, and could have a material adverse effect on our business, results of operations, and financial condition.
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
•We may not realize the expected benefits from planned cost savings and business improvement initiatives.
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
•Our insurance program may not cover claims brought against us, deny coverage of claims, or be inadequate to cover future losses.
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
For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and other filings that we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report or as of the date they are made, as applicable. Except as otherwise required by law, we disclaim any intent or obligation to update any “forward-looking statement” made in this Quarterly Report to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

CERTAIN DEFINITIONS

As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings:

•“2029 Notes” refers to (i) the $4,500 million aggregate principal amount of senior secured notes issued in 2021, which bear interest at a fixed rate of 3.875% and mature on April 1, 2029, (ii) the $2,500 million aggregate principal amount of senior unsecured notes issued in 2021, which bear interest at a fixed rate of 5.250% and mature on October 1, 2029, and (iii) the senior secured notes issued in 2024 with an original aggregate principal amount of $1,500 million, which bear interest at a fixed rate of 6.250% and mature on April 1, 2029, of which $1,000 million aggregate principal amount remained outstanding as of September 26, 2026.
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
•“Senior Notes” refers collectively to the 2029 Notes, the 2031 Notes, and the 2033 Notes.
•“Sponsors” refers collectively to Blackstone Inc., The Carlyle Group Inc., and Hellman & Friedman LLC.
•“Units” refers collectively to Common Units and Incentive Units.

PART I—FINANCIAL INFORMATION

Item 1 - Financial Statements

MEDLINE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)	As of September 26, 2026 (Unaudited)	As of December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,321	$1,939
Short-term investments	1,287	—
Trade accounts receivable, net of allowance for credit losses of $148 and $152 as of September 26, 2026 and December 31, 2025, respectively	3,794	3,533
Inventories	4,806	4,769
Other current assets	445	438
Total current assets	12,653	10,679
Property, plant, and equipment, net	4,728	4,778
Other non-current assets
Goodwill	8,073	8,079
Intangible assets, net	13,377	13,893
Deferred tax assets	833	583
Other long-term assets	514	472
Total other non-current assets	22,797	23,027
Total assets	$40,178	$38,484
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term borrowings and other short-term borrowings	$29	$77
Accounts payable	1,209	961
Accrued expenses and other current liabilities	1,891	1,452
Total current liabilities	3,129	2,490
Non-current liabilities
Long-term borrowings, less current portion	12,551	12,484
Tax receivable agreement liability	4,403	3,542
Other long-term liabilities	709	682
Total non-current liabilities	17,663	16,708
Total liabilities	$20,792	$19,198
Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 50,000 shares authorized; 879 and 812 shares issued and outstanding as of September 26, 2026 and December 31, 2025, respectively	—	—
Class B common stock, par value $0.0001 per share; 50,000 shares authorized; 437 and 502 shares issued and outstanding as of September 26, 2026 and December 31, 2025, respectively	—	—
Preferred stock, par value $0.0001; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	11,428	10,717
Retained earnings (accumulated deficit)	377	(7)
Accumulated other comprehensive (loss) income	(4)	27
Total Medline Inc. stockholders’ equity	11,801	10,737
Noncontrolling interests	7,585	8,549
Total stockholders’ equity	19,386	19,286
Total liabilities and stockholders’ equity	$40,178	$38,484

See notes to unaudited condensed consolidated financial statements.
[7]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
(in millions, except per share amounts)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$7,856	$7,115	$22,893	$20,645

Cost of goods sold	5,931	5,240	16,912	15,041
Gross profit	1,925	1,875	5,981	5,604

Operating expense
Selling, general and administrative expenses	1,259	1,116	3,782	3,259
Amortization of intangible assets	176	177	529	528
Other operating (income) expenses, net	(10)	8	353	30
Total operating expense	1,425	1,301	4,664	3,817
Operating income	500	574	1,317	1,787

Other expense
Interest expense, net	(118)	(213)	(373)	(646)
Other loss, net	(1)	(6)	(42)	(6)
Foreign exchange gain (loss), net	5	(10)	10	(93)
Total other expense	(114)	(229)	(405)	(745)
Income before income taxes	386	345	912	1,042

Provision for income taxes	68	23	216	65
Net income	318	322	696	977
Net income attributable to noncontrolling interests	123	—	312	—
Net income attributable to Medline Inc.	$195	$322	$384	$977

Earnings per share attributable to Medline Inc.
Basic	$0.23	N/A	$0.46	N/A
Diluted	$0.22	N/A	$0.45	N/A

Weighted-average number of Class A common stock outstanding
Basic	876	N/A	851	N/A
Diluted	1,316	N/A	1,317	N/A

Other comprehensive income (loss), net of tax
Net unrealized loss on derivative instruments	(10)	(20)	(22)	(70)
Currency translation adjustment	13	10	(26)	111
Total other comprehensive income (loss), net of tax	3	(10)	(48)	41
Total comprehensive income	321	312	648	1,018

Comprehensive income attributable to noncontrolling interests	124	—	295	—
Comprehensive income attributable to Medline Inc.	$197	$312	$353	$1,018

See notes to unaudited condensed consolidated financial statements.
[8]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, MEZZANINE EQUITY AND PARTNERS' CAPITAL (Unaudited)

	Three Months Ended September 26, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount	Shares	Amount
Balance, June 27, 2026	877	$—	437	$—	$11,396	$182	$(6)	$7,505	$19,077
Net income	—	—	—	—	—	195	—	123	318
Other comprehensive income	—	—	—	—	—	—	2	1	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Exchange of common units for Class A common stock	—	—	—	—	15	—	—	(15)	—
Tax receivable agreement	—	—	—	—	(11)	—	—	—	(11)
Recognition of deferred tax assets from equity transactions	—	—	—	—	3	—	—	—	3
Stock-based compensation	—	—	—	—	19	—	—	10	29
Exercise of employee stock options	1	—	—	—	8	—	—	—	8
Issuance of shares under employee stock plans	1	—	—	—	—	—	—	—	—
Changes in noncontrolling interests	—	—	—	—	(2)	—	—	2	—
Balance, September 26, 2026	879	$—	437	$—	$11,428	$377	$(4)	$7,585	$19,386

	Three Months Ended September 27, 2025
	Mezzanine Equity					Partners’ Capital
	Class A		Stock-based Compensation		Total Mezzanine Equity	Class A		Class B		Class B CUPI		Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
(in millions)	Units	Amount	Units	Amount		Units	Amount	Units	Amount	Units	Amount
Balance, June 28, 2025	128	$239	103	$128	$367	16,723	$16,324	756	$148	23	$50	$62	$16,584
Net income	—	2	—	2	4	—	301	—	16	—	1	—	318
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Units repurchased	—	—	(2)	(2)	(2)	—	—	(22)	(15)	—	—	—	(15)
Stock-based compensation	—	—	—	—	—	—	—	—	14	—	—	—	14
Distribution to partners	—	(1)	—	(1)	(2)	—	(101)	—	(16)	—	—	—	(117)
Balance, September 27, 2025	128	$240	101	$127	$367	16,723	$16,524	734	$147	23	$51	$52	$16,774

See notes to unaudited condensed consolidated financial statements.
[9]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, MEZZANINE EQUITY AND PARTNERS' CAPITAL (Unaudited) (Continued)

	Nine Months Ended September 26, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2026	812	$—	502	$—	$10,717	$(7)	$27	$8,549	$19,286
Net income	—	—	—	—	—	384	—	312	696
Other comprehensive loss	—	—	—	—	—	—	(31)	(17)	(48)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(164)	(164)
Exchange of common units for Class A common stock	65	—	(65)	—	1,128	—	3	(1,131)	—
Tax receivable agreement	—	—	—	—	(873)	—	—	—	(873)
Recognition of deferred tax assets from equity transactions	—	—	—	—	394	—	—	—	394
Reclassification from liability-classified units	—	—	—	—	7	—	—	4	11
Stock-based compensation	—	—	—	—	50	—	—	30	80
Exercise of employee stock options	1	—	—	—	9	—	—	—	9
Issuance of shares under employee stock plans	1	—	—	—	—	—	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	—	—	(5)	—	—	—	(5)
Changes in noncontrolling interests	—	—	—	—	1	—	(3)	2	—
Balance, September 26, 2026	879	$—	437	$—	$11,428	$377	$(4)	$7,585	$19,386

	Nine Months Ended September 27, 2025
	Mezzanine Equity					Partners’ Capital
	Class A		Stock-based Compensation		Total Mezzanine Equity	Class A		Class B		Class B CUPI		Accumulated Other Comprehensive Income	Total Partners' Capital
(in millions)	Units	Amount	Units	Amount		Units	Amount	Units	Amount	Units	Amount
Balance, January 1, 2025	128	$237	106	$129	$366	16,723	$15,976	721	$123	23	$48	$11	$16,158
Net income	—	6	—	5	11	—	933	—	30	—	3	—	966
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	41	41
Reclassification from liability-classified units	—	—	—	—	—	—	—	51	10	—	—	—	10
Units repurchased	—	—	(5)	(4)	(4)	—	—	(44)	(29)	—	—	—	(29)
Stock-based compensation	—	—	—	—	—	—	—	6	44	—	—	—	44
Distribution to partners	—	(3)	—	(3)	(6)	—	(385)	—	(31)	—	—	—	(416)
Balance, September 27, 2025	128	$240	101	$127	$367	16,723	$16,524	734	$147	23	$51	$52	$16,774

See notes to unaudited condensed consolidated financial statements.
[10]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
(in millions)	September 26, 2026	September 27, 2025
Cash flows from operating activities
Net income	$696	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769	750
Stock-based compensation expense	81	49
Amortization of deferred financing costs	34	45
Deferred taxes	140	(10)
Credit losses	11	45
Unrealized foreign exchange (gain) loss, net	(25)	103
Loss on extinguishment of debt	23	—
Non-cash lease expense	60	54
Loss related to distribution center fire, net	229	—
Other non-cash adjustments	29	3
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(281)	(239)
Inventories	(270)	(249)
Other assets	(37)	(124)
Accounts payable	283	140
Accrued expenses and other current liabilities	446	8
Other liabilities	(36)	(37)
Net cash provided by operating activities	2,152	1,515
Cash flows from investing activities
Purchases of property and equipment, net	(348)	(309)
Proceeds from insurance recoveries	100	—
Acquisitions of businesses, net of cash acquired	—	6
Cash paid for asset acquisitions	(15)	(33)
Purchases of short-term investments	(1,274)	—
Net cash used in investing activities	(1,537)	(336)
Cash flows from financing activities
Proceeds from long-term borrowings	4,733	7,569
Repayment for long-term borrowings	(4,778)	(7,612)
Repayment under lines of credit	—	(179)
Proceeds from lines of credit	—	179
Payment for debt issuance cost	(3)	—
Payment for offering costs	(12)	—
Payment towards Class B unit repurchases	—	(33)
Proceeds from issuance of common stock on stock-based awards	9	—
Settlement of taxes withheld on stock-based awards	(5)	—
Distributions to partners	—	(422)
Distributions to noncontrolling interests	(164)	—
Net cash used in financing activities	(220)	(498)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(14)	24
Net change in cash and cash equivalents and restricted cash	381	705
Cash, cash equivalents and restricted cash, beginning of year	1,942	250
Cash, cash equivalents and restricted cash, end of period	$2,323	$955

See notes to unaudited condensed consolidated financial statements.
[11]

MEDLINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine months ended
(in millions)	September 26, 2026	September 27, 2025
Supplemental disclosure of cash flow information:
Cash payments for interest on borrowings	$362	$606
Cash received from interest rate hedging activities	28	61
Cash payments for income taxes, net	86	44
Non-cash purchases of property, plant and equipment	28	20
Recognition of tax receivable agreement liability	873	—
Recognition of deferred tax assets from equity transactions	394	—

The following table provides reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the Condensed Consolidated Balance Sheets as of September 26, 2026 and December 31, 2025:

(in millions)	September 26, 2026 (Unaudited)	December 31, 2025
Cash and cash equivalents	$2,321	$1,939
Restricted cash included in other current assets	2	3
Cash, cash equivalents and restricted cash	$2,323	$1,942

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

Tracy, California Distribution Center

On June 11, 2026, a fire destroyed the Company's distribution center in Tracy, California. All employees were safely evacuated. For the three and nine months ended September 26, 2026, the Company has estimated incurred losses of $80 million and $416 million respectively, which consist of $1 million and $205 million related to inventory losses, $8 million and $124 million related to fixed asset losses, and $71 million and $87 million related to other expenses. In the third quarter 2026, the Company has received and recognized $100 million of insurance recoveries related to the fire. The losses, net of the insurance recoveries, were recorded in Other operating expenses in the unaudited Condensed Consolidated Statements of Comprehensive Income. The Company is working closely with its insurance carriers as it finalizes and submits appliable claims. While the Company expects to recover these amounts, the ultimate amount and timing of additional recoveries is not guaranteed and will be determined as the claims process progresses. Following the fire, the Company entered into lease agreements for two distribution centers in Northern California to maintain support service to healthcare providers and customers in Northern California. The Company may incur additional losses and costs in future periods associated with the fire and its related impacts.

Secondary Offerings

On May 28, 2026, the Company completed an underwritten public offering of an aggregate of 72,554,594 shares of Class A common stock sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of the Company’s Sponsors (collectively, the “May 2026 Selling Stockholders”) at a public offering price of $37.00 per share, for aggregate gross proceeds of approximately $2.7 billion to the May 2026 Selling Stockholders (the “May 2026 Resale Offering”). This transaction resulted in the issuance of 29,505,565 shares of Class A common stock in connection with the exchange of Common Units by the May 2026 Selling Stockholders. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 2% and will increase the net income attributable to the Company in a proportionate amount. The Company did not sell any shares in this May 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this May 2026 Resale Offering. The Company paid the offering expenses associated with the sale of the shares by the May 2026 Selling Stockholders, net of the underwriting discounts and commissions.

On March 10, 2026, the Company completed an underwritten public offering of an aggregate of 86,250,000 shares of Class A common stock (including 11,250,000 shares of Class A common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of the Company’s Sponsors (collectively, the “March 2026 Selling Stockholders”) at a public offering price of $41.00 per share, for aggregate gross proceeds of approximately $3.5 billion to the March 2026 Selling Stockholders (the “March 2026 Resale Offering”). This transaction resulted in the issuance of 33,963,901 shares of Class A common stock in connection with the exchange of Common Units by the March 2026 Selling Stockholders. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 3% and will increase the net income attributable to the Company in a proportionate amount. The Company did not sell any shares in this March 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this March 2026 Resale Offering. The Company paid the offering expenses associated with the sale of the shares by the March 2026 Selling Stockholders, net of the underwriting discounts and commissions.

MEDLINE INC.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Initial Public Offering

On December 16, 2025, the SEC declared effective the Company’s Registration Statement on Form S-1 filed in connection with the IPO. The Company’s Class A common stock started trading on The Nasdaq Global Select Market on December 17, 2025. On December 18, 2025, the Company completed the IPO of its Class A common stock in which the Company issued and sold 248,439,654 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) for cash consideration of $29.00 per share. The IPO generated net proceeds of approximately $7,048 million after deducting underwriting discounts and commissions of approximately $157 million, but before deducting offering expenses of approximately $40 million. The Company used the proceeds (net of underwriting discounts and commissions) from the issuance of 179,000,000 shares ($5,078 million) in the IPO to purchase an equivalent number of newly issued Common Units from Medline Holdings, which Medline Holdings has in turn used $731 million of which to repay in full all outstanding Euro Term Loans (as defined herein) and $3,292 million of which to repay a portion of the outstanding Dollar Term Loans (as defined herein) which, pursuant to the amendment executed in July 2025, mature in 2033. The Company will use the remaining net proceeds for general corporate purposes and to bear all of the expenses of the IPO. The Company has used the proceeds (net of underwriting discounts and commissions) from the issuance of 37,034,482 shares ($1,051 million) and the issuance of 32,405,172 shares ($919 million) pursuant to the exercise in full by the underwriters of their option to purchase additional shares in the IPO to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain pre-IPO owners.

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

Fiscal Periods

The Company’s fiscal year begins on January 1 and ends on December 31. The fiscal quarters are based on a four-four-five-week calendar with periods ending on the Saturday of the last week in the quarter, with the exception of December 31, which is always the fiscal year end date. The current period end date is September 26, 2026.

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

MEDLINE INC.

NOTE 2 - INVENTORIES
Inventories consisted of the following as of:

(in millions)	September 26, 2026	December 31, 2025
Raw materials and work in process, net	$770	$748
Finished goods, net	4,036	4,021
Inventories, net	$4,806	$4,769

If last-in, first-out inventories had been valued on a current cost or first-in, first-out basis, they would have been greater by $513 million and $359 million as of September 26, 2026 and December 31, 2025, respectively. The inventory reserve for obsolescence was $60 million and $44 million as of September 26, 2026 and December 31, 2025, respectively.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of Goodwill were as follows:

(in millions)	Medline Brand	Supply Chain Solutions	Total
Balance, December 31, 2025	$6,724	$1,355	$8,079
Currency translation adjustments	(5)	(1)	(6)
Balance, September 26, 2026	$6,719	$1,354	$8,073

Identifiable intangible assets consist of the following as of:

	September 26, 2026				December 31, 2025
(in millions)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	14	$10,689	$(2,797)	$7,892	15	$10,692	$(2,364)	$8,328
Trade names	4	25	(12)	13	5	25	(10)	15
Developed technology	14	2,182	(540)	1,642	15	2,167	(447)	1,720
Total finite-lived intangible assets		12,896	(3,349)	9,547		12,884	(2,821)	10,063
Indefinite-lived trade names		3,830	—	3,830		3,830	—	3,830
Intangible assets		$16,726	$(3,349)	$13,377		$16,714	$(2,821)	$13,893

MEDLINE INC.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS (Continued)
Estimated amortization expense for the remainder of fiscal year 2026 and over the next four years and thereafter is as follows:

(in millions)	Total
2026	$176
2027	705
2028	705
2029	704
2030	703
Thereafter	6,554
$9,547
NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The elements of Accrued expenses and other current liabilities are as follows as of:

(in millions)	September 26, 2026	December 31, 2025
Payroll	$483	$323
Customer rebates and distributor chargebacks	495	406
Interest payable, net	246	144
Indirect tax payable	82	87
Lease liability	68	66
Other	517	426
Total	$1,891	$1,452
NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS

The Company’s Current portion of long-term borrowings and other short-term borrowings consists of the following as of:

(in millions)	September 26, 2026	December 31, 2025
Current portion of long-term debt (1)	$28	$76
Other short-term debt	1	1
Total	$29	$77
(1) Consists of a portion of the secured Dollar Term Loans (as defined herein) bearing variable interest rate.

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
The long-term borrowings and the effective interest rates are summarized as follows as of:

		September 26, 2026		December 31, 2025
	Maturity dates by fiscal year	Amount (in millions)	Average effective interest rate	Amount (in millions)	Average effective interest rate
Long-term borrowings
Unsecured debt
Fixed	2029	$2,500	5.61%	$2,500	5.61%
Total unsecured debt		2,500		2,500
Secured debt
Fixed	2029 - 2033	7,500	4.81%	6,000	4.79%
Variable	2026 - 2033	2,743	6.07%	4,255	7.10%
Total secured debt		10,243		10,255
Total debt		12,743		12,755
Less: amounts due within one year		(28)		(76)
Other (1)		(164)		(195)
Total long-term borrowings		$12,551		$12,484
(1) Includes deferred financing costs and embedded derivative related to the Dollar Term Loans (as defined herein).
Long-Term Borrowings
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

On October 22, 2026, the Company prepaid $750 million in aggregate principal amount of the 2033 Refinancing Term Loan Facility. See Note 17—Subsequent Events for additional information.

The dollar-denominated term loan facilities require quarterly amortization payments of 0.25% of the original principal due at each calendar quarter-end. There were $26 million and $38 million amortization payments for the nine months ended September 26, 2026 and September 27, 2025, respectively. The remaining principal balance of dollar-denominated term loan facilities is due in 2033. There were no mandatory amortization payments for the euro-denominated term loan facilities.

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
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

For the refinancing transaction on May 28, 2026, the Company recognized debt extinguishment losses of $23 million for the nine months ended September 26, 2026, related to the write-off of unamortized debt discounts and deferred financing costs associated with the debts repaid or refinanced. In addition, the Company incurred third party and lender fees of $1 million and $23 million, which were expensed for the three and nine months ended September 26, 2026, respectively. These costs were included in Other loss, net in the unaudited Condensed Consolidated Statements of Comprehensive Income.

The fair value of the Company’s long-term borrowings as of September 26, 2026 and December 31, 2025 was based on recent trades as reported by a third-party bond pricing service and summarized as follows. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs.

(in millions)	September 26, 2026	December 31, 2025
Dollar Term Loans	$2,738	$4,276
3.875% fixed rate notes	4,301	4,399
5.000% fixed rate notes	1,206	—
5.250% fixed rate notes	3,162	2,516
6.250% fixed rate notes	1,009	1,553

The indentures contain certain affirmative and negative covenants, which require, among other provisions, delivery of the unaudited condensed consolidated financial statements to the relevant note holders. Compliance with the covenants does not significantly impact the Company’s operations. As of September 26, 2026, the Company was in compliance with all applicable covenants.

Future aggregate principal amounts for the remainder of fiscal year 2026 and over the next four years and thereafter are as follows:

(in millions)	Debt Maturities
2026	$14
2027	28
2028	27
2029	8,027
2030	28
Thereafter	4,619
$12,743

Revolving Credit Facilities

During 2021, certain lenders provided the Company with commitments under a $1,000 million senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”).

MEDLINE INC.

NOTE 5 – CREDIT AGREEMENTS AND BORROWINGS (Continued)
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

As of September 26, 2026 and December 31, 2025, the Revolving Credit Facility had several financial institutions as lenders for a maximum borrowing capacity of $1,000 million. The Revolving Credit Facility accrues commitment fees in respect of unfunded commitments thereunder. Letters of credit issued under the Revolving Credit Facility reduce availability under the Revolving Credit Facility dollar-for-dollar. As of September 26, 2026 and December 31, 2025, availability under the Revolving Credit Facility was $962 million and $947 million, respectively, after taking into account outstanding letters of credit of $38 million and $53 million, respectively. The Company had no borrowings under the Revolving Credit Facility during the nine months ended September 26, 2026. During the year ended December 31, 2025, the Company borrowed and repaid $179 million under the Revolving Credit Facility. As a result, there were no amounts outstanding as of September 26, 2026 or December 31, 2025.

Borrowings under the Revolving Credit Facility may be repaid and borrowed again, partially or wholly at any time, from time to time, as elected by the Company and interest is typically paid on a monthly or quarterly basis, depending on the interest period elected.

The Credit Agreement contains certain affirmative and negative covenants, which require, among other provisions, delivery of the unaudited condensed consolidated financial statements to the relevant debt holders. As of September 26, 2026, the Company was in compliance with all applicable covenants.
NOTE 6 - INTEREST EXPENSE, NET

The following table summarizes the components of Interest expense, net:

	Three months ended		Nine months ended
(in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Interest expense	$(165)	$(248)	$(498)	$(745)
Interest income	47	35	125	99
Interest expense, net	$(118)	$(213)	$(373)	$(646)
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

MEDLINE INC.

NOTE 7 - TAX RECEIVABLE AGREEMENT (Continued)
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
The balance of the TRA liability was $4,415 million and $3,542 million as of September 26, 2026 and December 31, 2025, respectively. As of September 26, 2026, $12 million was included in Accrued expenses and other current liabilities with the remainder in Tax receivable agreement liability in the unaudited Condensed Consolidated Balance Sheets. The Company’s TRA liability increased by $873 million due to the effects of the May 2026 Resale Offering, the March 2026 Resale Offering, and other exchanges of Incentive Units and Common Units during the nine months ended September 26, 2026. The Company did not make any payment pursuant to the TRA or record a remeasurement adjustment during the nine months ended September 26, 2026.
NOTE 8 - INCOME TAXES
The Company’s effective income tax rate was 17.80% and 6.86% for the three months ended September 26, 2026 and September 27, 2025, respectively, and 23.73% and 6.30% for the nine months ended September 26, 2026 and September 27, 2025, respectively. The Company’s effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including the operating partnership, tax incentives, foreign rate differences, state income taxes, non-deductible expenses, and non-taxable income. The increase in the effective income tax rate as compared to prior year is primarily driven by the Reorganization in connection with the IPO, which resulted in a greater portion of income being subject to U.S. federal and state income taxes. Prior to the completion of the IPO, the Company executed the Reorganization, resulting in Medline Inc. becoming the sole general partner of Medline Holdings, with its sole material asset being a controlling equity interest in Medline Holdings. Following the IPO, Medline Inc. is required to pay U.S. federal and state income taxes as a corporation on its share of Medline Holdings’ taxable income.

For the three and nine months ended September 26, 2026, the Company’s effective tax rate differed from the 21% U.S. federal statutory rate primarily due to its organizational structure and ownership composition, including noncontrolling interests of Medline Holdings. The effective tax rate is higher for the nine months ended September 26, 2026 due to the impact of the net losses incurred as a result of the fire at the Company’s distribution center in Tracy, California for which no tax benefit is recorded at this time. The ultimate tax impact may differ as additional losses, costs, insurance recoveries, and other related matters are determined.

For the three and nine months ended September 27, 2025, the Company’s effective tax rate differed from the 21% U.S. federal statutory rate primarily due to the operating partnership, tax incentives, foreign rate differences, state income taxes, non-deductible expenses, and non-taxable income.

In connection with the Reorganization and the IPO, the Company also entered into a TRA with certain pre-IPO owners. See Note 7—Tax Receivable Agreement for additional information. During the nine months ended September 26, 2026, the Company recorded additional TRA liability of $873 million and additional deferred tax assets of $394 million (net of a $215 million valuation allowance), principally due to the effects of the May 2026 Resale Offering, the March 2026 Resale Offering, and other exchanges of Incentive Units and Common Units.

MEDLINE INC.

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

Starting in January 2019, the Company was named as a defendant in mass tort litigation in Cook County, Illinois involving claims by approximately 380 plaintiffs who alleged personal injuries associated with the Company’s ethylene oxide activities in Lake County, Illinois. In October 2023, the Company agreed to a settlement with all but five existing plaintiffs, which was finalized in March 2025.

The Company is actively pursuing litigation with its excess insurance carriers related to their obligations to reimburse the Company for substantially all unreimbursed settlement payments and fees incurred in connection with the lawsuits described above. The Company has not recorded a receivable for expected recoveries of the remaining settlement payments and fees from excess insurance carriers as of September 26, 2026.

In May 2023, the Company received a letter from the San Joaquin County District Attorney’s Office, in cooperation with certain other California District Attorneys, notifying the Company of an investigation into alleged violations with respect to the Company’s management and disposal of hazardous materials, hazardous waste, universal waste, and medical waste at its California facilities.

The Company has reached an agreed resolution in this matter, as set forth in a proposed stipulated judgment that was signed by the Company and the District Attorneys on May 29, 2026, and filed with the Superior Court of the State of California for the County of San Joaquin on June 2, 2026, along with a civil complaint setting forth the allegations addressed in the stipulated judgment. The Court approved the stipulated judgment on June 3, 2026. The resolution includes aggregate payments of $900,000, consisting of a civil penalty of $750,000 and reimbursement of certain investigation- and enforcement-related costs of $150,000, of which $525,000 was paid as of September 26, 2026. The settlement also includes certain injunctive relief, including requirements that the Company conduct waste audits at its California facilities and provide status updates for a specified number of years.

Based on current knowledge and the advice of legal counsel, management believes that the reserve as of September 26, 2026 for other pending matters considered probable of gain or loss contingencies is sufficient. In addition, management believes that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance. The Company is of the opinion that, although the outcome of any such legal proceedings cannot be predicted with any certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

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

MEDLINE INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)
As of September 26, 2026, CBP had accepted approximately $402 million in total refunds the Company has submitted, and actions to recover the remaining expected amounts are ongoing. The Company evaluates recoveries of IEEPA tariffs in accordance with applicable gain contingency guidance and recognizes such recoveries when they are received or realizable. As of September 26, 2026, of the accepted claims, the Company had received approximately $399 million in refunds. Accordingly, the Company recorded a receivable of approximately $3 million within Other current assets related to the remaining accepted refund claims as of September 26, 2026. Interest associated with refunded IEEPA tariffs is recognized in the period in which it is received or realizable. The Company expects to remit a portion of the tariff refunds to customers. As of September 26, 2026, the Company recorded approximately $78 million within Accrued expenses and other current liabilities for the total amount estimated to be remitted to customers in connection with total tariff refund claims expected.

During the three and nine months ended September 26, 2026, the Company recognized approximately $70 million and $402 million, respectively, as a reduction of Cost of goods sold related to tariff refunds received or accepted and approximately $4 million and $18 million, respectively, of interest income in Interest expense, net. During the three and nine months ended September 26, 2026, the Company recognized an $11 million increase and $78 million reduction, respectively, in Net sales related to customer repayments associated with tariff refunds. The increase recognized during the three-month period reflected a reduction in estimated customer repayments. These amounts were recorded entirely within the Medline Brand segment.

The ultimate amount and timing of the IEEPA tariff refunds not yet received are subject to eligibility requirements, regulatory review, administrative processing, and other limitations.

Tracy, California Distribution Center

On June 11, 2026, a fire destroyed the Company's distribution center in Tracy, California. As of September 26, 2026, the Company has received and recognized $100 million of insurance recoveries related to the fire. The Company may incur additional losses and costs in future periods associated with the fire and its related impacts. The Company is working closely with its insurance carriers as it finalizes and submits appliable claims. While the Company expects to recover these amounts, the ultimate amount and timing of additional recoveries is not guaranteed and will be determined as the claims process progresses. See Note 1—Nature of Business and Significant Accounting Policies for additional information.

Unconditional purchase obligations

Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances) and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. In the normal course of business, the Company enters into arrangements with vendors that supply goods or services. These arrangements can include unconditional purchase obligations and commitments. Purchases made under the unconditional purchase obligations were $43 million, $58 million, $137 million and $151 million for the three and nine months ended September 26, 2026, and September 27, 2025, respectively.

MEDLINE INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)
As of September 26, 2026, future obligations related to commitments for the remainder of fiscal year 2026 and over the next four years and thereafter are as follows:

(in millions)	Total
2026	$33
2027	162
2028	169
2029	172
2030	115
Thereafter	59
$710
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

The Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in certain fair value measurements. Although the Company has determined that the majority of the inputs used to value the derivatives utilize Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of September 26, 2026 and December 31, 2025 were classified as Level 2 of the fair value hierarchy.

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

MEDLINE INC.

NOTE 10 - FAIR VALUE MEASUREMENTS (Continued)
Short-Term Investments in Time Deposits

The Company invests a portion of its excess cash in time deposits. The deposits with original maturities of longer than 90 days are not considered a cash equivalent and are reported at fair value within Short-term investments in the unaudited Condensed Consolidated Balance Sheets. As of September 26, 2026 the aggregate fair value of these deposits was $1,287 million. As of December 31, 2025, the Company held time deposits, none of which had original maturities exceeding 90 days. The fair value of these deposits is determined by discounted cash flow techniques that reflect the contractual cash flows through maturity and observable market-based discount rate obtained from a third-party pricing service for matching credit quality and terms. As a result, these time deposits were classified as Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 26, 2026
	Basis of fair value measurement
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Carrying value
Financial assets
Short-term investments (time deposits)	$—	$1,287	$—	$1,287
Interest rate contracts (hedge)	—	13	—	13
Total assets at fair value	—	1,300	—	1,300
Financial liabilities
Contingent consideration liability	—	—	(29)	(29)
Total liabilities at fair value	$—	$—	$(29)	$(29)

	December 31, 2025
	Basis of fair value measurement
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Carrying value
Financial assets
Interest rate contracts (hedge)	$—	$36	$—	$36
Total assets at fair value	—	36	—	36
Financial liabilities
Contingent consideration liability	—	—	(29)	(29)
Total liabilities at fair value	$—	$—	$(29)	$(29)

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

MEDLINE INC.

NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES RISK MANAGEMENT
Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, credit risk, and foreign currency exchange risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates or foreign currency exchange rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and payments principally related to the Company’s borrowings and acquisitions.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. During the nine months ended September 26, 2026 and September 27, 2025, certain such interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
Amounts reported in Accumulated other comprehensive (loss) income (“AOCI”) related to derivatives will be reclassified to Interest expense, net, as interest payments are made on the Company’s variable-rate debt. The Company estimates that $13 million will be reclassified as a decrease to interest expense within one year after September 26, 2026.

The notional amounts of outstanding interest rate derivatives are summarized as follows:

		September 26, 2026		December 31, 2025
	Currency	Notional amount (in millions)	Maturity date	Notional amount (in millions)	Maturity date
Designated cash flow hedges:
Interest rate swaps	USD	$1,000	December 2026	$1,000	December 2026
Interest rate caps	USD	1,500	December 2026	2,000	December 2026

Undesignated derivative instruments:
Interest rate cap	USD	500	December 2026	—	—
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

MEDLINE INC.

NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES RISK MANAGEMENT (Continued)

Gains and Losses on Hedging Instruments

The table below presents the effect of cash flow hedge accounting on AOCI for each reporting period:

			Three months ended		Nine months ended
(in millions)			September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Gain (loss) recognized in AOCI	Included in effectiveness testing	Interest rate swaps	$—	$1	$5	$1
		Interest rate caps	—	1	3	(1)
	Excluded from effectiveness testing	Interest rate caps	—	—	—	(3)
			—	2	8	(3)
Gain (loss) reclassified from AOCI into earnings	Included in effectiveness testing	Interest rate swaps	6	14	17	41
		Interest rate caps	5	10	16	32
	Excluded from effectiveness testing	Interest rate caps	(1)	(2)	(3)	(6)
			10	22	30	67
Total change in AOCI			$(10)	$(20)	$(22)	$(70)

The gain (loss) reclassed from AOCI into earnings on designated derivatives is recorded to Interest expense, net in unaudited Condensed Consolidated Statements of Comprehensive Income. The gains and losses on the undesignated derivatives were immaterial for the three and nine months ended September 26, 2026.

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

The table below summarizes the classification and fair value of the designated derivatives for each reporting period:

(in millions)
Designated cash flow hedges	Location	September 26, 2026	December 31, 2025
Interest rate swaps	Other current assets	$7	$21
Interest rate caps	Other current assets	6	15
Total designated cash flow hedges		$13	$36

The fair value of the undesignated derivatives was immaterial and was recorded in Other current assets as of September 26, 2026. There were no undesignated derivatives as of December 31, 2025.

MEDLINE INC.

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

Equity Structure Prior to IPO and Reorganization

Partners’ Capital

Prior to the Reorganization and the IPO, Medline Holdings had three classes of authorized units: Class A Units, Class B CUPI Units, and Class B Units.

Voting rights

The holders of all three classes of units were limited partners and did not have voting rights (although certain limited partners had certain consent rights as set forth in the Medline Holdings GP, LLC’s Limited Liability Company Agreement (the “GP LLC Agreement”)). Medline Holdings GP, LLC was the general partner of Medline Holdings. Medline Holdings GP, LLC did not hold any units, and it was authorized to take any action and cause Medline Holdings to take any action, subject to the terms of LP Agreement and the GP LLC Agreement.

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

Third, the remainder of the distributions would be distributed on a pro rata basis (based on the number of units held and subject to vesting and, with respect to Class B units, deemed unit prices) to the Class A Unit holders, the holders of Class B CUPI units, and the Class B Unit holders, subject to the LP Agreement. Net income and net loss of Medline Holdings were allocated in a manner similar to the foregoing distributions pursuant to the GP LLC Agreement.

Other rights and privileges

The remaining rights and privileges of the holders of all three classes of units were identical.

Class A - Mezzanine Equity

Class A units held by members of management (the “Class A Mezzanine Units”) included a put right that permitted the holders to redeem 50% of their Class A units under conditions outside of the control of the Company. For the periods that management determined it was probable that the Class A Mezzanine Units would become redeemable, the Company had elected to carry the shares at the maximum redemption value, or fair value, in Mezzanine equity in the unaudited Condensed Consolidated Balance Sheets. During the fourth quarter of 2024, management determined that the redemption was no longer probable, and, therefore, no changes in redemption value were recorded, prospectively. The redemption rights terminated upon the IPO, and Class A Mezzanine Units were reclassed to permanent equity.

MEDLINE INC.

NOTE 12 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)
Stock-Based Compensation - Mezzanine Equity

Class B CUPI Units and Class B Units also included a put right that permitted holders to redeem 20% of matured Class B Units and 50% of Class B CUPI Units under conditions outside of the control of the Company. During the periods when redemption was probable, redeemable units were carried at redemption value, or current intrinsic value, in Mezzanine equity in the unaudited Condensed Consolidated Balance Sheets. During the fourth quarter of 2024, management determined that the redemption was no longer probable and, therefore, no changes in redemption value were recorded, prospectively. The redemption rights terminated upon the IPO, and the redeemable units were reclassed to permanent equity.

Equity Structure After IPO and Reorganization

The Company’s amended and restated certificate of incorporation authorizes three classes of ownership interests: 50,000,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000,000 shares of Preferred stock, par value $0.0001 per share.

Class A Common Stock

Shares of Class A common stock have both voting and economic rights. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Shares of Class A common stock are entitled to dividends and pro rata distribution of remaining available assets upon liquidation. Shares of Class A common stock do not have preemptive, subscription, redemption, or conversion rights.

Class B Common Stock

Shares of Class B common stock have voting but no economic rights. Holders of Class B common stock are entitled to one vote for each share of Class B common stock held. Shares of Class B common stock do not have any right to receive dividends or distribution upon liquidation.

The shares of Class B common stock, together with the transfer of an identical number of Common Units, are convertible at the option of the holder into shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. Upon conversion, the shares of Class B common stock will be automatically canceled and no longer outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers, including voting powers, preferences and relative, participating, optional or other special rights.

Noncontrolling Interests

Noncontrolling interests represent Common Units and vested Incentive Units held by pre-IPO owners. These Common Units are not attributable to the controlling Class A common stock ownership of Medline Inc. The noncontrolling interests are accounted for as permanent equity in the unaudited Condensed Consolidated Balance Sheets. Net income is reduced by the portion of net income attributable to noncontrolling interests. The conversions into Class A common stock of Class B common stock and Common Units are considered equity transactions and will result in a change in ownership, reduce the amount recorded as Noncontrolling interests, and increase Additional paid-in capital in the Company’s unaudited Condensed Consolidated Balance Sheets.

MEDLINE INC.

NOTE 12 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)
Accumulated other comprehensive income

The following tables present the changes in AOCI, net of tax:

	Three Months Ended September 26, 2026
(in millions)	Unrealized Gain (Loss) on Derivative Instruments	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive (Loss) Income
Balance, June 27, 2026	$14	$(16)	$(4)	$(6)
Other comprehensive income before reclassifications	—	13	—	13
Amount reclassified to earnings	(10)	—	—	(10)
Net other comprehensive (loss) income	(10)	13	—	3
Less: Other comprehensive (loss) income attributable to noncontrolling interests	(3)	4	—	1
Balance, September 26, 2026	$7	$(7)	$(4)	$(4)

	Three Months Ended September 27, 2025
(in millions)	Unrealized Gain (Loss) on Derivative Instruments	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance, June 28, 2025	$74	$(13)	$1	$62
Other comprehensive income before reclassifications	2	10	—	12
Amount reclassified to earnings	(22)	—	—	(22)
Net other comprehensive (loss) income	(20)	10	—	(10)
Balance, September 27, 2025	$54	$(3)	$1	$52

	Nine Months Ended September 26, 2026
(in millions)	Unrealized Gain (Loss) on Derivative Instruments	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$22	$9	$(4)	$27
Other comprehensive income (loss) before reclassifications	8	(26)	—	(18)
Amount reclassified to earnings	(30)	—	—	(30)
Net other comprehensive loss	(22)	(26)	—	(48)
Less: Other comprehensive loss attributable to noncontrolling interests	(7)	(10)	—	(17)
Balance, September 26, 2026	$7	$(7)	$(4)	$(4)

MEDLINE INC.

NOTE 12 - STOCKHOLDERS’ EQUITY, MEZZANINE EQUITY AND PARTNERS’ CAPITAL (Continued)

	Nine Months Ended September 27, 2025
(in millions)	Unrealized Gain (Loss) on Derivative Instruments	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$124	$(114)	$1	$11
Other comprehensive (loss) income before reclassifications	(3)	111	—	108
Amount reclassified to earnings	(67)	—	—	(67)
Net other comprehensive (loss) income	(70)	111	—	41
Balance, September 27, 2025	$54	$(3)	$1	$52

See Note 11—Derivatives and Hedging Activities Risk Management for additional information regarding hedging activity.
NOTE 13 - STOCK-BASED COMPENSATION

The Company records stock-based compensation expense as a component of Selling, general and administrative expenses and Cost of goods sold in the unaudited Condensed Consolidated Statements of Comprehensive Income. The following table presents the stock-based compensation expense for the three and nine months ended September 26, 2026 and September 27, 2025:

(in millions)	Three Months Ended		Nine months ended
Classification	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Equity-classified awards	$29	$14	$80	$44
Liability-classified awards	—	1	1	5
Total	$29	$15	$81	$49

Equity-classified awards
Prior to IPO and Reorganization

Medline Holdings had two classes of incentive units, Class B units and Class B CUPIs (“Holdings Incentive Units”) that were granted to certain employees and vested upon satisfaction of one or multiple market, performance, and/or service conditions of each award. In accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), all incentive units officially granted represent ownership interests and were classified as equity.

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

The Class B CUPIs vested prior to 2025. The Class B units were subject to a five-year vesting period, with 20% of units vesting on each of the five anniversaries of the grant date. Total fair value of Class B units vested was $3 million and $16 million during the three and nine months ended September 27, 2025, respectively.

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

Total fair value of Incentive Units vested was $5 million and $16 million for the three and nine months ended September 26, 2026, respectively. As of September 26, 2026, there was $17 million of unrecognized compensation cost related to unvested Incentive Units, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.2 years. The following table summarizes the Incentive Units activity and related information for the nine months ended September 26, 2026:

	Incentive Units	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2025	14,538,818	$5.86
Granted	—	—
Vested	(2,772,508)	5.94
Forfeited	(728,736)	6.55
Unvested as of September 26, 2026	11,037,574	$5.79

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

In August 2026, there were multiple exchanges by Continuing Unitholders and pre-IPO holders: (i) 643,673 Incentive Units in Medline Holdings for 348,162 shares of Class B common stock and an equal number of Common Units in Medline Holdings; (ii) an aggregate of 1,040,057 shares of Class B common stock and an equal number of Common Units in Medline Holdings for 1,040,057 shares of Class A common stock. No proceeds were received from these exchanges by the Company.

MEDLINE INC.

NOTE 13 - STOCK-BASED COMPENSATION (Continued)
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

RSAs

Total fair value of RSAs vested for the three months ended September 26, 2026 was not material and was $12 million for the nine months ended September 26, 2026. As of September 26, 2026, there was $7 million of unrecognized compensation cost related to unvested RSAs, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.2 years. The following table summarizes the RSAs activity and related information for the nine months ended September 26, 2026:

	RSAs	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2025	1,958,657	$29.00
Granted	—	—
Vested	(425,912)	29.00
Forfeited	(29,326)	29.00
Unvested as of September 26, 2026	1,503,419	$29.00

RSUs and Performance Stock Units

During the three and nine months ended September 26, 2026, the Company granted RSUs to certain employees and members of the Board of Directors. Performance Stock Units (“PSUs”) were granted to certain employees during the nine months ended September 26, 2026. The grant date fair value of RSUs and PSUs is based on the fair market value of the Company’s underlying common stock at the grant date. The RSUs vest over one to five years contingent upon employment on the vesting date. The PSUs generally vest over four years contingent upon achievement of certain performance conditions and employment on the vesting date. The RSU expense is recognized using a graded vesting method or straight-line method. The PSU expense is recognized using a graded vesting method. The probability of achieving the PSU performance conditions is assessed each reporting period for expense purposes.

MEDLINE INC.

NOTE 13 - STOCK-BASED COMPENSATION (Continued)
Total fair value of RSUs vested for the three months ended September 26, 2026 was not material and was $15 million for the nine months ended September 26, 2026. As of September 26, 2026, there was $59 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years, and there was $36 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.2 years. The following table summarizes the RSUs and PSUs activity and related information for the nine months ended September 26, 2026:

	RSUs	Wtd. Avg. Grant Date Fair Value	PSUs	Wtd. Avg. Grant Date Fair Value
Unvested as of December 31, 2025	523,795	$29.00	—	—
Granted	1,926,984	42.71	1,206,267	$44.05
Vested	(441,452)	33.42	—	—
Forfeited	(73,752)	43.36	(63,565)	44.05
Unvested as of September 26, 2026	1,935,575	$41.10	1,142,702	$44.05

Options

Options issued entitle the holder to future purchases of Class A common stock and are exercisable up to the tenth anniversary of the grant date. The total intrinsic value of options exercised was $2 million for both the three and nine months ended September 26, 2026. As of September 26, 2026, there was $12 million of unrecognized compensation cost related to options, which is expected to be recognized on a graded or straight-line basis over a weighted-average period of 1.4 years. The following table summarizes option activity and related information for the nine months ended September 26, 2026:

	Options	Wtd. Avg. Grant Date Fair Value	Wtd. Avg. Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	6,770,442	$11.97	$29.00
Granted	—	—	—
Exercised	(319,704)	10.54	29.00
Forfeited	(156,452)	12.31	29.00
Outstanding as of September 26, 2026	6,294,286	$11.98	$29.00	9.2	$36
Exercisable as of September 26, 2026	2,754,729	$11.81	$29.00	9.2	$16
Expected to vest as of September 26, 2026	3,539,557	$12.10	$29.00	9.2	$20

The aggregate intrinsic value in the table above represents the cumulative difference between the closing price of Class A common stock on September 25, 2026 and the option exercise price.

Liability-classified awards

Liability-classified awards are presented in Other long-term liabilities in the unaudited Condensed Consolidated Balance Sheets. The Company reevaluates the fair value of liability-classified awards periodically until they are reclassified as equity when granted, with the fair value change recorded ratably in the current-period compensation expense. For the nine months ended September 26, 2026 and September 27, 2025, the Company reclassified liabilities of $11 million and $10 million, respectively, to equity.

MEDLINE INC.

NOTE 13 - STOCK-BASED COMPENSATION (Continued)
Prior to Reorganization and IPO
In March 2025 and March 2024, Medline Holdings authorized Class B units to be granted to certain employees upon fulfillment of certain performance conditions. With each grant, the number of Class B units to be issued and the grant date fair value of the award were dependent on the performance targets achieved and Medline Holdings’ equity value, and would be determined on the official grant date. The Class B units were subject to a five-year service vesting period, with 20% of units vesting on each of the five anniversaries from the official grant date. The award was classified as a liability in accordance with ASC 718 until the official grant date, when it was reclassified as equity.

In March 2025, 50,659,004 Class B Units were legally granted with a grant date fair value of $29 million.
IPO and Reorganization

At the time of IPO, the liability-classified awards authorized in the nine months ended September 27, 2025 were not yet granted and classified as a liability (“2025 Awards”). Both the underlying equity instrument and the vesting condition were modified upon the IPO. In March 2026, the 2025 Awards were settled into 521,371 RSUs with grant date fair value of $23 million, and the respective liabilities were reclassified as equity. 25% of the 2025 Awards have vested 180 days post-IPO while the remaining 75% of the 2025 Awards will vest on each of the three anniversaries from the official grant date. As of September 26, 2026, the Company has no liability-classified awards.
NOTE 14 - EARNINGS PER SHARE

All net income prior to the IPO was entirely allocable to partners of Medline Holdings. As a result of the Reorganization and IPO, the Company’s capital structure before and after IPO are not comparable, and the presentation of earnings per share for the periods prior to the IPO is not meaningful and not presented herein.

The Company computes earnings per share of Class A common stock using the two-class method required for participating securities. Shares of Class B common stock are not considered participating securities because they have no right to receive dividends and no right to receive distribution on liquidation or winding up of Medline Inc., and no earnings or losses are allocable to such class. Therefore, basic and diluted earnings per share of Class B common stock have not been presented.

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

MEDLINE INC.

NOTE 14 - EARNINGS PER SHARE (Continued)

The following table sets forth the calculation of basic and diluted earnings per share of Class A common stock:

(in millions, except number of shares and per share amounts)	Three months ended	Nine months ended
	September 26, 2026	September 26, 2026
Basic earnings per share:
Numerator
Net income	$318	$696
Less: Net income attributable to noncontrolling interests	123	312
Net income attributable to Medline Inc.	195	384
Reallocation of net income attributed to vested incentive units	3	7
Numerator for earnings per share	198	391
Denominator
Weighted-average number of Class A common stock outstanding	876,467,488	851,211,179
Basic earnings per share	$0.23	$0.46

Diluted earnings per share:
Numerator
Numerator for earnings per share (Basic)	$198	$391
Effect of dilutive stock compensation awards	(2)	(2)
Effect of conversion of Class B common stock to Class A common stock	92	209
Numerator for earnings per share (Diluted)	288	598
Denominator
Weighted-average number of Class A common stock outstanding (Basic)	876,467,488	851,211,179
Weighted-average effect of dilutive securities:
Effect of dilutive stock compensation awards	2,962,759	4,263,402
Effect of conversion of Class B common stock to Class A common stock	436,975,667	461,290,893
Weighted-average number of Class A common stock outstanding (Diluted)	1,316,405,914	1,316,765,474
Diluted earnings per share	$0.22	$0.45

The following table presents outstanding shares of potentially dilutive securities excluded from the calculation of diluted earnings per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective period:

	Three months ended	Nine months ended
	September 26, 2026	September 26, 2026
PSUs	1,142,702	1,142,702
RSUs	1,081,432	—
Total anti-dilutive securities	2,224,134	1,142,702

MEDLINE INC.

NOTE 15 - RELATED PARTY
Credit Agreements and Borrowings

The following table summarizes the Company’s long-term debts held by certain affiliates of the Company’s private equity sponsors. The terms of these debts are identical to all other debts issued. See Note 5—Credit Agreements and Borrowings for additional information on the long-term debt.

(in millions)	September 26, 2026	December 31, 2025
Current portion of long-term borrowings and other short-term borrowing	$—	$2
Long-term borrowings, less current portion	41	158

Tax Receivable Agreement

In connection with the Reorganization and the IPO, the Company has entered into a TRA with certain of its pre-IPO owners. See Note 7—Tax Receivable Agreement for additional information. Among these pre-IPO owners are individuals and entities classified as related parties of the Company; consequently, transactions pertaining to the TRA are regarded as related party transactions in relation to these individuals and entities. From time to time, the pre-IPO owners party to the TRA have, and may in the future, transfer and assign their rights under the TRA in accordance with its terms. Such transfers and assignments do not affect the Company’s underlying rights and obligations under the TRA. For the nine months ended September 26, 2026, certain of the pre-IPO owners entered into an assignment and assumption agreement, pursuant to which, such parties transferred and assigned their rights under the TRA to certain other pre-IPO owners for approximately $1.4 billion.

There have been no other significant transactions with related parties during the periods presented.

NOTE 16 - SEGMENT INFORMATION

The Company discloses information regarding reportable segments based on the way management organizes the business for assessing performance, making operational decisions, and allocating resources. The Company reports its financial results in two reportable segments: Medline Brand and Supply Chain Solutions, described further as follows:

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

MEDLINE INC.

NOTE 16 - SEGMENT INFORMATION (Continued)
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

The Company’s CODM does not regularly review any asset information by business segment as this information is not utilized to make decisions and allocate resources. As such, the Company does not report asset information by business segment. The Company has not identified any segment expenses that are considered significant, and segment expenses are not regularly provided to the CODM. However, the CODM is regularly provided with consolidated expense information for decision making. Other segment items are direct operating expenses and selling, general and administrative expenses, which are the difference between each operating segment’s revenue and Segment Adjusted EBITDA. All the segment data disclosed reflects the way the CODM internally receives information and monitors the segment performance and is consistently presented across all public communications.

MEDLINE INC.

NOTE 16 - SEGMENT INFORMATION (Continued)
The following tables present financial information by segment:

	Three months ended		Nine months ended
(in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales to external customers:
Front Line Care	$1,706	$1,634	$4,976	$4,752
Surgical Solutions	1,659	1,538	4,853	4,494
Laboratory and Diagnostics	272	239	813	751
Medline Brand	3,637	3,411	10,642	9,997
Supply Chain Solutions	4,219	3,704	12,251	10,648
Consolidated net sales to external customers	$7,856	$7,115	$22,893	$20,645

Segment Adjusted EBITDA:
Medline Brand	$943	$821	$2,775	$2,541
Supply Chain Solutions	184	205	575	588
Total segment adjusted EBITDA	1,127	1,026	3,350	3,129
Corporate & Other	(167)	(167)	(554)	(467)
Interest expense, net	(118)	(213)	(373)	(646)
Depreciation and amortization	(259)	(253)	(769)	(750)
Inventory-related adjustments	(122)	(2)	(154)	(38)
Stock-based compensation expense	(29)	(15)	(81)	(52)
Litigation gains, net	—	—	—	47
Transaction-related costs (1)	(30)	(12)	(94)	(35)
Other non-core charges, net (2)	(16)	(19)	(413)	(146)
Income before income taxes	$386	$345	$912	$1,042
(1) Represents acquisition and integration-related costs and IPO and subsequent offerings related costs.
(2)Represents costs related to specified transformation and implementation projects, loss on debt extinguishment and other debt refinancing costs and fees related to specified financing transactions, and other items. The impact of a fire at the distribution center in Tracy, costs attributable to specified remediation activities undertaken in response to FDA observations and warning letters, and recall and discontinuation costs related to Medline Brand beds are included in the 2026 periods. Foreign exchange losses directly attributable to the remeasurement of euro-denominated term loans is included in the 2025 periods.

The following tables present information by sales office and geographic area:

	Three months ended		Nine months ended
(in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales to external customers:
Acute care (1)	$5,471	$4,880	$16,003	$14,168
Non-Acute care (2)	1,867	1,756	5,344	5,061
United States	7,338	6,636	21,347	19,229
International	518	479	1,546	1,416
Consolidated net sales to external customers	$7,856	$7,115	$22,893	$20,645
(1) Acute care represents hospital health systems.
(2) Non-Acute care represents other sites of care including outpatient, post acute, physician’s office, surgery centers, and all other.

MEDLINE INC.

NOTE 16 - SEGMENT INFORMATION (Continued)

(in millions)	September 26, 2026	December 31, 2025
Long-lived assets by geographical area (1):
United States	$4,364	$4,433
International	838	777
Consolidated long-lived assets, net	$5,202	$5,210
(1) Includes property, plant, and equipment, net, and operating lease right-of-use assets.

NOTE 17 - SUBSEQUENT EVENTS

Midlothian Lease

During the fourth quarter of 2025, the Company entered into a lease agreement for a warehouse facility in Midlothian, Texas to support distribution operations. The lease commenced in October 2026 upon gaining access, with an annual base rent of approximately $9 million. As a result of this lease, the Company recorded right-of-use assets and lease liabilities of approximately $81 million in October 2026.

Share Repurchase Program

In October 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $1 billion of its outstanding Class A common stock and/or units of Medline Holdings (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares of Class A common stock and/or units of Medline Holdings through open market transactions (including pursuant to a plan intended to comply with the requirements of Rule 10b5-1 and/or Rule 10b-18 promulgated under the Exchange Act), block trades, tender offers, accelerated share repurchase programs, privately negotiated transactions or otherwise, or any combination of the foregoing in accordance with applicable securities laws and other restrictions. The Share Repurchase Program does not have an expiration date, does not obligate the Company to acquire any particular amount of Class A common stock and/or units of Medline Holdings, and may be suspended or terminated at any time at the Company's discretion.

Prepayment of Long-Term Borrowings

In October 2026, the Company’s Board of Directors approved the prepayment of $750 million in aggregate principal amount of the 2033 Refinancing Term Loan Facility using cash on hand. Accordingly, this prepayment, together with the payment of accrued interest, was made on October 22, 2026. In connection with the prepayment, the Company recognized a loss on extinguishment of debt of approximately $21 million in the fourth quarter of 2026.

Product Discontinuation and Recall

In October 2026, the Company communicated to customers a voluntary field action related to a discontinuation and market exit of Medline Brand beds, including homecare beds, bariatric beds, and long-term-care beds, and associated rails, mattresses, and accessories. These communications established the Company’s commitment to provide customers with repair, replacement or refund for applicable products. The Company currently estimates the related costs to be approximately $50 million to $200 million, which are expected to be incurred in the fourth quarter of 2026 and 2027 and to be excluded from Adjusted EBITDA. The estimated range reflects uncertainty regarding future customer participation, and actual costs and customer credits may differ materially.

The Company has evaluated its unaudited condensed consolidated financial statements for subsequent events through November 4, 2026. Based upon this evaluation, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand the financial condition, results of operations, and present business of Medline and Medline Holdings (f/k/a, Mozart Holdings, LP, the predecessor of Medline). This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes in Part I, “Item 1—Financial Statements” of this Quarterly Report and in Part II, “Item 8—Financial Statements and Supplementary Data” and MD&A contained in our 2025 Form 10-K. Some of the information included in this MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Our future results and financial condition may differ materially from those we currently anticipate. You should review the “Cautionary Note Regarding Forward-Looking Statements” section in this Quarterly Report and Part I, “Item 1A—Risk Factors” of our 2025 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of the MD&A, references to the “Company,” “Medline,” “we,” “us,” and “our” mean Medline Inc. and its consolidated subsidiaries.
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

For the three months ended September 26, 2026, our financial results were as follows:

•We generated net sales of $7.9 billion, net income of $0.3 billion, and Adjusted EBITDA of $1.0 billion, representing a net income margin of 4.0% and an Adjusted EBITDA Margin of 12.2%.
•During that period, Medline Brand segment net sales and Segment Adjusted EBITDA were $3.6 billion and $1.0 billion, respectively, which represented 46.3% of total net sales and 83.7% of Segment Adjusted EBITDA, respectively. Supply Chain Solutions segment net sales and Segment Adjusted EBITDA were $4.2 billion and $0.2 billion, respectively, which represented 53.7% of total net sales and 16.3% of Segment Adjusted EBITDA, respectively.
For the nine months ended September 26, 2026, our financial results were as follows:

•We generated net sales of $22.9 billion, net income of $0.7 billion, and Adjusted EBITDA of $2.8 billion, representing a net income margin of 3.0% and an Adjusted EBITDA Margin of 12.2%.
•During that period, Medline Brand segment net sales and Segment Adjusted EBITDA were $10.6 billion and $2.8 billion, respectively, which represented 46.5% of total net sales and 82.8% of Segment Adjusted EBITDA, respectively. Supply Chain Solutions segment net sales and Segment Adjusted EBITDA were $12.2 billion and $0.6 billion, respectively, which represented 53.5% of total net sales and 17.2% of Segment Adjusted EBITDA, respectively.
For a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful, and a discussion of the material risks and limitations of these measures, see “—Non-GAAP Financial Information” below.
Key Factors and Trends

During the three and nine months ended September 26, 2026, our results and operations were impacted by various factors and trends, including those discussed below. For additional information regarding factors and trends that may impact our results and operations, see Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Trade Relations, Impacts of Tariffs on our Business, and Geopolitical Risks

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy. We continue to actively monitor developments in the global tariff environment and evaluate their potential impact on our business, financial condition, customers, and suppliers, as well as actions available to reduce our related financial exposure. While the global tariff environment remains unpredictable, as a global company with strategically located and owned manufacturing and a broadly diversified sourcing footprint, we believe we are well-positioned to address potential supply chain challenges. We have multiple levers at our disposal, including strategically reallocating production to other parts of the world, leveraging our new and existing supplier base, optimizing procurement and sourcing of key inputs and raw materials, optimizing our manufacturing footprint, engaging with relevant industry and policy partners, and, where needed, enacting price increases in a thoughtful and strategic way. Nevertheless, we may not be able to establish alternative sources of supply or fully mitigate the financial impact of tariffs across all products we source or manufacture. For the three and nine months ended September 26, 2026, the net impact to income before taxes from tariffs and tariff developments was approximately $47 million and $277 million, respectively, before giving effect to the tariff refund recoveries and related customer repayments discussed below. The actual full year impact may vary based on the tariff rate changes, duration, scope, and effectiveness of our mitigation efforts.

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

We expect total IEEPA refund claims, across all eligible mechanisms, to be approximately $507 million, including amounts already submitted via CAPE. As of September 26, 2026, CBP had accepted approximately $402 million in total refunds we have submitted, and actions to recover the remaining expected amounts are ongoing. We evaluate recoveries of IEEPA tariffs in accordance with applicable gain contingency guidance and recognize such recoveries when they are received or realizable. As of September 26, 2026, of the accepted claims, we had received approximately $399 million in refunds. Accordingly, we recorded a receivable of approximately $3 million within Other current assets related to the remaining accepted refund claims as of September 26, 2026. Interest associated with refunded IEEPA tariffs is recognized in the period in which it is received or realizable. We expect to remit a portion of the tariff refunds to customers. As of September 26, 2026, we recorded approximately $78 million within Accrued expenses and other current liabilities for the total amount estimated to be remitted to customers in connection with total tariff refund claims expected.

During the three and nine months ended September 26, 2026, we recognized approximately $70 million and $402 million as a reduction of Cost of goods sold related to tariff refunds received or accepted and approximately $4 million and $18 million of interest income in Interest expense, net, respectively. During the nine months ended September 26, 2026, we recognized approximately $78 million as a reduction of Net sales related to accrued customer repayments associated with tariff refunds. During the three months ended September 26, 2026, we recognized a $11 million increase to Net Sales, reflecting a reduction in estimated customer repayments associated with tariff refunds. These amounts were recorded entirely within the Medline Brand segment.

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

Tracy, California Distribution Center

On June 11, 2026, a fire destroyed our distribution center in Tracy, California. All employees were safely evacuated. For the three and nine months ended September 26, 2026, we have estimated incurred losses of $80 million and $416 million, which consist of $1 million and $205 million related to inventory losses, $8 million and $124 million related to fixed asset losses, and $71 million and $87 million related to other expenses, respectively. In the third quarter of 2026, we have received and recognized $100 million of insurance recoveries related to the fire. The losses, net of the insurance recoveries, were recorded in Other operating expenses. We are working closely with our insurance carriers as we finalize and submit appliable claims. While we expect to recover these amounts, the ultimate amount and timing of additional recoveries is not guaranteed and will be determined as the claims process progresses. Following the fire, we entered into lease agreements for two distribution centers in Northern California totaling more than 1.6 million square feet, including a facility in Tracy, California for near-term occupancy and a facility in Stockton, California expected to be available for use in January 2027. These facilities are expected to maintain support service to healthcare providers and customers in Northern California following the fire. We may incur additional losses and costs in future periods associated with the fire and its related impacts. See Note 1—Nature of Business and Significant Accounting Policies to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report for additional information.

FDA and Quality Matters

As of September 26, 2026, we have received three warning letters from the FDA, which have not been resolved. These warning letters relate to compliance with the Quality Management System Regulation and the current Good Manufacturing Practice (cGMP) regulations and were sent following inspections of Medline’s Northfield, Illinois facility and our manufacturing facilities in Glens Falls, New York and Waukegan, Illinois. We are working with the FDA to resolve the observations in the warning letters and FDA Forms 483 we have received. We have committed to taking additional remediation actions and have taken certain actions and made investments in Medline’s Quality organization, including changes to the organizational and operating model and corresponding workforce reductions during the period ended September 26, 2026, and expect increased costs for the remainder of fiscal year 2026.

Additionally, on September 16, 2026, we initiated a discontinuation and market exit of Medline Brand beds, including homecare beds, bariatric beds, and long-term care beds, and associated rails, mattresses, and accessories. On October 14, 2026, we communicated to customers a related voluntary field action advising customers that certain Medline Brand beds and associated products may be eligible for full or partial refund. On October 24, 2026, in consultation with the FDA, we issued an updated customer notification advising customers that certain Medline Brand beds and associated products may also be eligible for repair or replacement. Net sales of the affected products for the twelve months ended September 26, 2026, were approximately $50 million. In connection with the voluntary field action, we will provide customers with a replacement or credits for recalled products and facilitating repair for certain other impacted customers. For the three months ended September 26, 2026, we also recorded $13 million of inventory write-downs related to the market exit of the Medline Brand beds after initial communication to the FDA of plans to exit in September. We currently estimate the incremental related costs, including inventory write-downs, to be approximately $60 million to $210 million, which are expected to be incurred in the fourth quarter of 2026 and 2027 and to be excluded from Adjusted EBITDA. The estimated range reflects uncertainty regarding future customer participation, and actual costs and customer credits may differ materially.

While we believe our remediation efforts appropriately address the FDA’s observations and strengthen our Quality practices, no assurances can be given regarding further action by the FDA or that the corrective actions we have proposed and taken will be adequate. Any failure to adequately address the observations made by the FDA may result in regulatory actions initiated by the FDA with limited or no further notice, which may include the adverse consequences described in Part I, “Item 1A—Risk Factors—Risks Related to Regulation and Legal Proceedings—We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our business, results of operations, and financial condition both inside and outside the United States.” of our 2025 Form 10-K. While we currently believe these warning letters are not reasonably likely to materially adversely affect our business, results of operations, or financial condition, the outcomes of such matters are inherently unpredictable and subject to significant uncertainties, and if any of our assumptions change or prove to have been incorrect or there are any further adverse developments, including the receipt of additional warning letters, our business, results of operations, and/or financial condition could be materially adversely affected.

Restructuring Plan

In October 2026, management approved a restructuring plan intended to further align its organizational structure and cost base with its long-term strategic and operational objectives. Implementation of these initiatives is expected to occur over multiple reporting periods and may result in additional restructuring and related charges. We expect to incur approximately $20 million to $30 million in restructuring costs to be accrued in the fourth quarter of 2026 and excluded from Adjusted EBITDA. We expect the restructuring actions to generate approximately $80 million to $90 million of annualized run-rate cost savings upon full implementation.

Secondary Offerings

On May 28, 2026, we completed an underwritten public offering of an aggregate of 72,554,594 shares of Class A common stock sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of our Sponsors (collectively, the “May 2026 Selling Stockholders”) at a public offering price of $37.00 per share, for aggregate gross proceeds of approximately $2.7 billion to the May 2026 Selling Stockholders (the “May 2026 Resale Offering”). This transaction resulted in the issuance of 29,505,565 shares of Class A common stock in connection with the exchange of Common Units by the May 2026 Selling Stockholders. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 2% and will increase the net income attributable to the Company in a proportionate amount. We did not sell any shares in this May 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this May 2026 Resale Offering. We paid the offering expenses associated with the sale of the shares by the May 2026 Selling Stockholders, net of the underwriting discounts and commissions.

On March 10, 2026, we completed an underwritten public offering of an aggregate of 86,250,000 shares of Class A common stock (including 11,250,000 shares of Class A common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) sold by a wholly owned subsidiary of Abu Dhabi Investment Authority and certain affiliates of our Sponsors (collectively, the “March 2026 Selling Stockholders”) at a public offering price of $41.00 per share, for aggregate gross proceeds of approximately $3.5 billion to the March 2026 Selling Stockholders (the “March 2026 Resale Offering”). This transaction resulted in the issuance of 33,963,901 shares of Class A common stock in connection with the exchange of Common Units by the March 2026 Selling Stockholders. The exchange reduced the ownership of noncontrolling interest in Medline Holdings by approximately 3% and will increase the net income attributable to the Company in a proportionate amount. We did not sell any shares in this March 2026 Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock in this March 2026 Resale Offering. We paid the offering expenses associated with the sale of the shares by the March 2026 Selling Stockholders, net of the underwriting discounts and commissions.

Public Company Costs

We incurred costs associated with public company reporting requirements during fiscal year 2025 and the first nine months of fiscal year 2026, and we expect to continue to incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that were previously inapplicable to us as a private company. These additional rules and regulations increase our legal, regulatory, financial, and insurance compliance costs and make some activities more time-consuming and costly.

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

In connection with the Reorganization and the IPO, we also entered into a tax receivable agreement (“TRA”) with certain pre-IPO owners. See “—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information. Further, in connection with the Reorganization and the IPO, we also entered into an exchange agreement with the Continuing Unitholders so that they may (subject to the terms of the exchange agreement) exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock of Medline Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications, whereupon an equivalent number of shares of Class B common stock held by each such Continuing Unitholder will be automatically transferred to us and cancelled and retired upon any such exchange.

The diagram below depicts our current organizational structure:

Holders of Incentive Units
Holders of Common Units
Other Stockholders
Public Stockholders
Class B common stock
• Voting power in Medline Inc.(1)
• No economic interests in Medline Inc.
Class A common stock
• Voting power in Medline Inc.(1)
• Economic interests in Medline Inc.
Class A common stock
• Voting power in Medline Inc.(1)
• Economic interests in Medline Inc.
Incentive Units
• No voting rights
• Exchangeable for Common Units of Medline Holdings, which are exchangeable for shares of Medline Inc.'s Class A common stock.
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

Consolidated Results of Operations

For the three and nine months ended September 26, 2026 compared to the three and nine months ended September 27, 2025

	Three months ended				Nine months ended
	September 26, 2026	September 27, 2025	2026 vs 2025		September 26, 2026	September 27, 2025	2026 vs 2025
			$ Change	% Change			$ Change	% Change
(in millions, except percentages)
Net sales	$7,856	$7,115	$741	10.4%	$22,893	$20,645	$2,248	10.9%
Cost of goods sold	5,931	5,240	691	13.2%	16,912	15,041	1,871	12.4%
Gross profit	1,925	1,875	50	2.7%	5,981	5,604	377	6.7%
Operating expense
Selling, general, and administrative expenses	1,259	1,116	143	12.8%	3,782	3,259	523	16.0%
Amortization of intangible assets	176	177	(1)	(0.6)%	529	528	1	0.2%
Other operating (income) expenses, net	(10)	8	(18)	NM⁽¹⁾	353	30	323	NM⁽¹⁾
Total operating expense	1,425	1,301	124	9.5%	4,664	3,817	847	22.2%
Operating income	500	574	(74)	(12.9)%	1,317	1,787	(470)	(26.3)%
Other expense
Interest expense, net	(118)	(213)	95	(44.6)%	(373)	(646)	273	(42.3)%
Other loss, net	(1)	(6)	5	(83.3)%	(42)	(6)	(36)	NM⁽¹⁾
Foreign exchange gain (loss), net	5	(10)	15	NM⁽¹⁾	10	(93)	103	NM⁽¹⁾
Total other expense	(114)	(229)	115	(50.2)%	(405)	(745)	340	(45.6)%
Income before income taxes	386	345	41	11.9%	912	1,042	(130)	(12.5)%
Provision for income taxes	68	23	45	NM⁽¹⁾	216	65	151	NM⁽¹⁾
Net income	$318	$322	$(4)	(1.2)%	$696	$977	$(281)	(28.8)%
(1) Not Meaningful

Results of Operations for the three months ended September 26, 2026 compared to the three months ended September 27, 2025

Net Sales

Net sales for the three months ended September 26, 2026 increased $741 million, or 10.4%, to $7,856 million, compared to $7,115 million for the respective period in 2025, primarily driven by increased volumes in organic net sales. Foreign currency exchange rate impact was immaterial.

Net sales for the U.S. business for the three months ended September 26, 2026 increased $702 million, or 10.6%, to $7,338 million, compared to $6,636 million for the respective period in 2025, primarily due to volume growth in Prime Vendor net sales, which for the three months ended September 26, 2026 increased $844 million, or 19.0%, to $5,285 million, compared to $4,441 million for the respective period in 2025.

Net sales for the U.S. acute care business, which includes both Prime Vendor and non-Prime Vendor customers, increased $591 million, or 12.1%, to $5,471 million, compared to $4,880 million for the respective period in 2025, primarily driven by volume growth. Net sales for the U.S. non-acute care business increased $111 million, or 6.3%, to $1,867 million, compared to $1,756 million for the respective period in 2025, primarily driven by volume growth.

Net sales for the International business for the three months ended September 26, 2026 increased $39 million, or 8.1%, to $518 million, compared to $479 million for the respective period in 2025, primarily driven by volume growth.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended September 26, 2026 increased $691 million, or 13.2%, to $5,931 million, compared to $5,240 million for the respective period in 2025, primarily driven by the growth in net sales and increased inventory costs associated with inflation, partially offset by tariff refunds. Gross profit as a percentage of sales decreased from 26.4% for the three months ended September 27, 2025 to 24.5% for the three months ended September 26, 2026, primarily due to increased inventory costs associated with inflation and customer mix from Prime Vendors at lower margins within Supply Chain Solutions, partially offset by net tariff refunds.

Selling, General, and Administrative Expenses
Selling, General, and Administrative (“SG&A”) expenses for the three months ended September 26, 2026 increased $143 million, or 12.8%, to $1,259 million, compared to $1,116 million for the respective period in 2025, primarily due to $92 million of higher compensation and benefit expenses related to investments in headcount, inclusive of $15 million of one-time employee bonuses related to the IPO, which are subject to an ongoing service requirement, and $31 million related to higher distribution expense, including outbound freight.

Other Operating (Income) Expenses, net

Other Operating (Income) Expenses, net improved by $18 million to an income of $10 million for the three months ended September 26, 2026, compared to an expense of $8 million for the respective period in 2025, primarily driven by insurance recoveries from the fire at the distribution center in Tracy, California, partially offset by the incremental fire-related costs.

Interest Expense, net

Interest expense, net for the three months ended September 26, 2026 decreased $95 million, or 44.6%, to $118 million, compared to $213 million for the respective period in 2025, primarily driven by 2025 repayment of term loan facilities with IPO proceeds and higher interest income.

Provision for Income Taxes

Provision for income taxes for the three months ended September 26, 2026 increased $45 million to $68 million, compared to $23 million for the respective period in 2025, primarily due to tax changes associated with the Reorganization, which subjected a greater portion of earnings to corporate‑level U.S. federal and state income taxes.

Results of Operations for the nine months ended September 26, 2026 compared to the nine months ended September 27, 2025

Net Sales

Net sales for the nine months ended September 26, 2026 increased $2,248 million, or 10.9%, to $22,893 million, compared to $20,645 million for the respective period in 2025, primarily driven by increased volumes in organic net sales. Foreign currency exchange rate impact was immaterial.

Net sales for the U.S. business for the nine months ended September 26, 2026 increased $2,118 million, or 11.0%, to $21,347 million, compared to $19,229 million for the respective period in 2025, primarily due to volume growth in Prime Vendor net sales, which for the nine months ended September 26, 2026 increased $2,305 million, or 17.6%, to $15,424 million, compared to $13,119 million for the respective period in 2025. The growth was partially offset by $78 million customer repayments associated with tariff refunds.

Net sales for the U.S. acute care business, which includes both Prime Vendor and non-Prime Vendor customers, increased $1,835 million, or 13.0%, to $16,003 million, compared to $14,168 million for the respective period in 2025, primarily driven by volume growth, partially offset by $44 million customer repayments associated with tariff refunds. Net sales for the U.S. non-acute care business increased $283 million, or 5.6%, to $5,344 million, compared to $5,061 million for the respective period in 2025, primarily driven by volume growth, partially offset by $34 million customer repayments associated with tariff refunds.

Net sales for the International business for the nine months ended September 26, 2026 increased $130 million, or 9.2%, to $1,546 million, compared to $1,416 million for the respective period in 2025, primarily driven by volume growth and favorable foreign currency exchange rates.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the nine months ended September 26, 2026 increased $1,871 million, or 12.4%, to $16,912 million, compared to $15,041 million for the respective period in 2025, primarily driven by the growth in net sales, higher import costs due to tariffs, and increased inventory costs associated with inflation, partially offset by tariff refunds. Gross profit as a percentage of sales decreased from 27.1% for the nine months ended September 27, 2025 to 26.1% for the nine months ended September 26, 2026, primarily driven by higher import costs due to tariffs, customer mix from Prime Vendors at lower margins within Supply Chain Solutions, a shift in segment mix toward Supply Chain Solutions, and increased inventory costs associated with inflation, partially offset by net tariff refunds.

Selling, General, and Administrative Expenses
SG&A expenses for the nine months ended September 26, 2026 increased $523 million, or 16.0%, to $3,782 million, compared to $3,259 million for the respective period in 2025, primarily due to $340 million of higher compensation and benefit expenses related to investments in headcount, inclusive of $48 million of one-time employee bonuses related to the IPO, which are subject to an ongoing service requirement, and $82 million related to higher distribution expense, including outbound freight. The prior year also included $43 million related to the favorable settlement of an intellectual property dispute, partially offset by $32 million of credit loss expense related to certain customer receivables, neither of which recurred in 2026.

Other Operating Expenses, net

Other Operating Expenses, net for the nine months ended September 26, 2026 increased $323 million to $353 million, compared to $30 million for the respective period in 2025, primarily driven by the impact due to fire at the distribution center in Tracy, California, partially offset by the related insurance recoveries.

Interest Expense, net

Interest expense, net for the nine months ended September 26, 2026 decreased $273 million, or 42.3%, to $373 million, compared to $646 million for the respective period in 2025, primarily driven by 2025 repayment of term loan facilities with IPO proceeds and higher interest income.

Other Loss, net

Other loss, net for the nine months ended September 26, 2026 increased $36 million to $42 million compared to $6 million for the respective period in 2025. The increase was primarily due to expense associated with the debt refinancing in May 2026.

Foreign Exchange Gain (Loss), net

Foreign exchange gain (loss), net improved by $103 million to a gain of $10 million for the nine months ended September 26, 2026, compared to a loss of $93 million for the respective period in 2025, primarily due to unfavorable foreign exchange rate movement on certain settled borrowings denominated in Euro in 2025.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 26, 2026 increased $151 million to $216 million, compared to $65 million for the respective period in 2025, primarily due to tax changes associated with the Reorganization, which subjected a greater portion of earnings to corporate‑level U.S. federal and state income taxes, and the additional income related to tariff refunds.

Business Segment Results of Operations

The following table compares business segment net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three months ended				Nine months ended
	September 26, 2026	September 27, 2025	2026 vs 2025		September 26, 2026	September 27, 2025	2026 vs 2025
			$ change	% change			$ change	% change
(in millions, except percentages)
Medline Brand
Net sales	$3,637	$3,411	$226	6.6%	$10,642	$9,997	$645	6.5%
Segment Adjusted EBITDA	943	821	122	14.9%	2,775	2,541	234	9.2%
Segment Adjusted EBITDA margin(1)	25.9%	24.1%			26.1%	25.4%
Supply Chain Solutions
Net sales	4,219	3,704	515	13.9%	12,251	10,648	1,603	15.1%
Segment Adjusted EBITDA	184	205	(21)	(10.2)%	575	588	(13)	(2.2)%
Segment Adjusted EBITDA margin(1)	4.4%	5.5%			4.7%	5.5%
(1) We define Segment Adjusted EBITDA margin as the Segment Adjusted EBITDA divided by segment net sales.

See Note 16—Segment Information to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report for additional information on our segments.

Business Segment Results of Operations for the three months ended September 26, 2026 compared to the three months ended September 27, 2025

Medline Brand

Medline Brand segment net sales for the three months ended September 26, 2026 increased $226 million, or 6.6%, to $3,637 million, compared to $3,411 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales of Medline Brand products for the three months ended September 26, 2026, which increased $271 million, or 18.7%, to $1,719 million, compared to $1,448 million for the respective period in 2025.

Surgical Solutions net sales for the three months ended September 26, 2026 increased $121 million, or 7.9%, to $1,659 million, compared to $1,538 million for the respective period in 2025, primarily driven by volume growth in kitting and operating room products. Front Line Care net sales for the three months ended September 26, 2026 increased $72 million, or 4.4%, to $1,706 million, compared to $1,634 million for the respective period in 2025, primarily driven by volume growth, including exam gloves and personal care products. Laboratory and Diagnostics net sales for the three months ended September 26, 2026 increased $33 million, or 13.8%, to $272 million, compared to $239 million for the respective period in 2025, primarily driven by volume growth in laboratory products.

Medline Brand Segment Adjusted EBITDA for the three months ended September 26, 2026 increased $122 million, or 14.9%, to $943 million, compared to $821 million for the respective period in 2025, primarily driven by growth in net sales and tariff refunds, partially offset by higher distribution expense and higher compensation and benefit expense related to investments in headcount. Medline Brand Segment Adjusted EBITDA margin increased to 25.9% from 24.1%, primarily driven by tariff refunds.

Supply Chain Solutions

Supply Chain Solutions segment net sales for the three months ended September 26, 2026 increased $515 million, or 13.9%, to $4,219 million, compared to $3,704 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales for the three months ended September 26, 2026, which increased $573 million, or 19.1%, to $3,566 million, compared to $2,993 million for the respective period in 2025, including implementation of new relationships and growth with existing customers.

Supply Chain Solutions Segment Adjusted EBITDA for the three months ended September 26, 2026 decreased $21 million, or 10.2%, to $184 million, compared to $205 million for the respective period in 2025. Supply Chain Solutions Segment Adjusted EBITDA margin decreased to 4.4% from 5.5%, primarily due to customer mix from Prime Vendors at lower margins and higher operating expenses, partially offset by increased vendor funding.

Business Segment Results of Operations for the nine months ended September 26, 2026 compared to the nine months ended September 27, 2025

Medline Brand

Medline Brand segment net sales for the nine months ended September 26, 2026 increased $645 million, or 6.5%, to $10,642 million, compared to $9,997 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales of Medline Brand products for the nine months ended September 26, 2026, which increased $654 million, or 14.9%, to $5,031 million, compared to $4,377 million for the respective period in 2025, partially offset by customer repayments associated with tariff refunds.

Surgical Solutions net sales for the nine months ended September 26, 2026 increased $359 million, or 8.0%, to $4,853 million, compared to $4,494 million for the respective period in 2025, primarily driven by volume growth in kitting and operating room products, partially offset by customer repayments associated with tariff refunds. Front Line Care net sales for the nine months ended September 26, 2026 increased $224 million, or 4.7%, to $4,976 million, compared to $4,752 million for the respective period in 2025, primarily driven by volume growth, including exam gloves and personal care products, partially offset by customer repayments associated with tariff refunds. Laboratory and Diagnostics net sales for the nine months ended September 26, 2026 increased $62 million, or 8.3%, to $813 million, compared to $751 million for the respective period in 2025, primarily driven by volume growth in laboratory products.

Medline Brand Segment Adjusted EBITDA for the nine months ended September 26, 2026 increased $234 million, or 9.2%, to $2,775 million, compared to $2,541 million for the respective period in 2025, primarily driven by growth in net sales and tariff refunds, partially offset by higher import costs due to tariffs, higher distribution expense, and higher compensation and benefit expense related to investments in headcount. Medline Brand Segment Adjusted EBITDA margin increased to 26.1% from 25.4%, primarily driven by tariff refunds, partially offset by higher import costs due to tariffs.

Supply Chain Solutions

Supply Chain Solutions segment net sales for the nine months ended September 26, 2026 increased $1,603 million, or 15.1%, to $12,251 million, compared to $10,648 million for the respective period in 2025. The increase was primarily driven by volume growth in Prime Vendor sales for the nine months ended September 26, 2026, which increased $1,651 million, or 18.9%, to $10,393 million, compared to $8,742 million for the respective period in 2025, including implementation of new relationships and growth with existing customers.

Supply Chain Solutions Segment Adjusted EBITDA for the nine months ended September 26, 2026 decreased $13 million, or 2.2%, to $575 million, compared to $588 million for the respective period in 2025. Supply Chain Solutions Segment Adjusted EBITDA margin decreased to 4.7% from 5.5%, primarily due to customer mix from Prime Vendors at lower margins and higher operating expenses, partially offset by increased vendor funding.
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

The following table sets forth a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA and Adjusted EBITDA Margin:

	Three months ended		Nine months ended
(in millions, except percentages)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$318	$322	$696	$977
Interest expense, net	118	213	373	646
Provision for income taxes	68	23	216	65
Depreciation and amortization	259	253	769	750
Inventory-related adjustments (1)	122	2	154	38
Stock-based compensation expense	29	15	81	52
Litigation gains, net (2)	—	—	—	(47)
Transaction-related costs (3)	30	12	94	35
Other non-core charges (4)	16	19	413	146
Adjusted EBITDA	$960	$859	$2,796	$2,662
Net income margin (5)	4.0%	4.5%	3.0%	4.7%
Adjusted EBITDA Margin (5)	12.2%	12.1%	12.2%	12.9%
(1)Represents the non-cash impact of last-in, first-out reserve changes attributable to changes in inventory costs.
(2)The nine months ended September 27, 2025, represents a settlement adjustment of $(8) million related to the ethylene oxide litigation, $(43) million related to settlement of an intellectual property dispute, and $4 million related to other legal settlements.
(3)The three and nine months ended September 26, 2026 and September 27, 2025, respectively, includes $30 million, $4 million, $87 million and $12 million of expenses related to our IPO and subsequent offerings, consisting of legal, accounting, and advisory fees, as well as one-time employee bonuses, which are subject to an ongoing service requirement. The three months ended September 27, 2025 and the nine months ended September 26, 2026 and September 27, 2025 include $8 million, $7 million, and $23 million of acquisition and integration-related costs and adjustments, respectively.
(4)The three and nine months ended September 26, 2026 primarily include:
a.Costs related to specified transformation and implementation projects of $11 million and $34 million, respectively.
b.Loss on debt extinguishment and other debt refinancing costs and fees related to specified financing transactions of $1 million and $46 million, respectively.
c.The impact attributable to a fire at the distribution center in Tracy, California, net of insurance proceeds of $(20) million and $316 million, respectively.
d.Costs attributable to specified remediation activities undertaken in response to the FDA observations and warning letters described above under “FDA and Quality Matters” of $13 million.
e.Recall and discontinuation costs related to Medline Brand beds of $13 million, as described above under “FDA and Quality Matters”.
The three and nine months ended September 27, 2025 primarily include:
f.Costs related to specified transformation and implementation projects of $3 million and $15 million, respectively.
g.Loss on debt extinguishment and other debt refinancing costs and fees related to specified financing transactions of $6 million.
h.Foreign exchange losses directly attributable to the remeasurement of euro-denominated term loans of $9 million and $84 million, respectively.
The nine months ended September 27, 2025 also includes $32 million credit loss expense related to certain customer receivable.
(5)Net income margin represents net income divided by net sales and Adjusted EBITDA Margin represents Adjusted EBITDA divided by net sales.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash flows from operations, and revolving credit facility. As of September 26, 2026, we had cash and cash equivalents of $2,321 million, short-term investments of $1,287 million, and available liquidity under our Revolving Credit Facility of $962 million.

Our primary uses of cash include product purchases, operating costs, personnel-related costs, capital expenditures related to property and equipment, acquisitions, payments of interest under our indebtedness, distributions to noncontrolling interest holders, payments on tax receivable agreement, and may include from time to time in the future repurchases of our Class A common stock and/or units of Medline Holdings.

Our net capital expenditures were $348 million and $309 million for the nine months ended September 26, 2026 and September 27, 2025, respectively. These include the continued enhancements and automation in our distribution centers and investments in our manufacturing facilities in Mexico and other regions. We anticipate the net capital expenditures for the fiscal year 2026 to total up to $600 million, primarily related to the expansion of manufacturing facilities and distribution centers, further investment in automation, and investments in capital equipment lost in the Tracy fire.

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

On October 22, 2026, we prepaid $750 million in aggregate principal amount of our 2033 Refinancing Term Loan Facility under our Credit Agreement using cash on hand. We expect the prepayment to reduce interest expense in future periods and to result in a loss on extinguishment of debt of approximately $21 million in the fourth quarter of 2026. See Note 5, “Credit Agreements and Borrowings,” and Note 17, “Subsequent Events,” to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements” of this Quarterly Report.

We believe that our cash and cash equivalents on hand, cash flows from operations, and borrowing availability under our Revolving Credit Facility will fund our ongoing working capital and investing and financing requirements, including the prepayment of long-term borrowings, sufficiently for at least the next year as well as for the longer-term. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, demand for our products and services, foreign currency exchange rates and other risks and uncertainties applicable to our business.

Share Repurchase Program

In October 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 billion of our outstanding Class A common stock and/or units of Medline Holdings (the “Share Repurchase Program”). We may repurchase shares of Class A common stock and/or units of Medline Holdings from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. In determining the amount of capital to allocate to any future share repurchases, we will take into account, among other things, our historical and expected business performance and cash and liquidity position, as well as global economic and market conditions and the market price of our Class A common stock. The timing, manner, price and amount of any repurchases under the Share Repurchase Program will be determined by us in our discretion. The Share Repurchase Program does not have an expiration date, does not obligate us to acquire any particular amount of Class A common stock and/or units of Medline Holdings, and may be suspended or terminated at any time at our discretion. As of the date of this Quarterly Report, we had not repurchased any shares under the Share Repurchase Program.

Initial Public Offering

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
Cash Flows
The following table sets forth the major components of our unaudited Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine months ended
(in millions)	September 26, 2026	September 27, 2025
Net cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$2,152	$1,515
Investing activities	(1,537)	(336)
Financing activities	(220)	(498)
Effect of exchange rate changes	(14)	24
Net change in cash and cash equivalents and restricted cash	$381	$705

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $2,152 million and $1,515 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

Net cash provided by operating activities for the nine months ended September 26, 2026 was primarily driven by net income, net of non-cash items and inclusive of $399 million tariff refunds received, and by changes in working capital. Changes in working capital resulted in net cash provided of $105 million, which is primarily driven by an increase in accrued expenses and other current liabilities related to $102 million of interest payable, $78 million of customer repayments associated with tariff refunds, and $69 million for one-time employee bonuses related to the IPO, all anticipated to be paid during the fourth quarter 2026. Due to higher net sales, these increases are partially offset by the net impact of an increase in trade accounts receivable of $281 million and an increase in customer rebate liabilities of $89 million.

Net cash provided by operating activities for the nine months ended September 27, 2025 was primarily driven by net income excluding non-cash items, partially offset by changes in working capital. Changes in working capital resulted in net cash used of $501 million, which is primarily driven by an increase in inventories of $249 million, including tariff impacts, and an increase in trade accounts receivable of $239 million.

Cash Flows used in Investing Activities

Net cash used in investing activities was $1,537 million and $336 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

For the nine months ended September 26, 2026, net cash used in investing activities was primarily driven by short-term investments in time deposits of $1,274 million and net capital expenditures of $348 million, partially offset by insurance recoveries of $100 million.

For the nine months ended September 27, 2025, net cash used in investing activities was primarily driven by net capital expenditures of $309 million and payments for asset acquisitions of $33 million.

Cash Flows used in Financing Activities

Net cash used in financing activities was $220 million and $498 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

For the nine months ended September 26, 2026, net cash used in financing activities was primarily driven by distributions to noncontrolling interests of $164 million and $48 million net repayment of long-term borrowings.

For the nine months ended September 27, 2025, net cash used in financing activities was primarily driven by distribution to partners of $422 million, net repayment for long-term borrowings of $43 million, and Class B Unit repurchases of $33 million.

Indebtedness

As of September 26, 2026, our total indebtedness was $12,743 million, including outstanding borrowings of senior unsecured notes with a principal amount of $2,500 million, senior secured notes with a principal amount of $7,500 million, and $2,743 million under a senior secured term loan facility.

On May 28, 2026, we issued 2031 Notes and 2033 Notes. We also entered into Amendment No. 7 to the Credit Agreement, which refinanced our existing dollar-denominated term loan facility due 2030 with the 2033 Refinancing Term Loan Facility. The 2033 Refinancing Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the loans, with the balance payable at maturity of the 2033 Refinancing Term Loan Facility.

On October 22, 2026, we prepaid $750 million in aggregate principal amount of our 2033 Refinancing Term Loan Facility under our Credit Agreement using cash on hand.

Our long-term debt contains affirmative and negative covenants, including under the Credit Agreement, as amended, and the indentures governing the Senior Notes. We were in compliance with all such covenants as of September 26, 2026. The springing financial covenant under the Credit Agreement, which is applicable solely to the Revolving Credit Facility, requires compliance with a maximum ratio of consolidated first lien net indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) of 8.3x, which ratio is tested on the last day of any fiscal quarter only if the aggregate principal amount of borrowings (excluding outstanding letters of credit (whether or not cash collateralized)) under the Revolving Credit Facility exceeds 35% of the greater of (a) the total amount of commitments under the Revolving Credit Facility on such day and (b) $1,000 million. While the springing financial covenant was not subject to testing as of September 26, 2026 as we did not have any outstanding borrowings under the Revolving Credit Facility at such time, our ratio of consolidated first lien net indebtedness to Consolidated EBITDA as of the last day of any applicable fiscal quarter has not exceeded the maximum ratio permitted under the springing financial covenant. The failure to satisfy this ratio would impact our ability to borrow amounts committed under our Revolving Credit Facility which could have a material impact on our liquidity.

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

Tax Receivable Agreement
As of September 26, 2026, we had recorded a tax receivable agreement liability of $4,415 million. Assuming:

(i) a price of $34.70 per share of our Class A common stock, which was the closing sales price of our Class A common stock on September 25, 2026 as reported on Nasdaq;
(ii) a constant corporate tax rate of 25.7%;
(iii) we will have sufficient taxable income to fully utilize the tax benefits;
(iv) no material changes in tax law,
if (i) the Continuing Unitholders had exchanged all of the Common Units that they held on September 26, 2026, and (ii) all Incentive Units had been converted to Common Units and subsequently exchanged for shares of Class A common stock at a price of $34.70 per share of Class A common stock as of such date, we would, as a result of such hypothetical exchanges, (a) have incremental tax benefits related to attributes covered by the tax receivable agreement of approximately $5,889 million and (b) increase the aggregate noncurrent tax receivable agreement liability recorded, based on our estimate of the aggregate amount that Medline Inc. would pay under the tax receivable agreement, to approximately $9,703 million, generally payable over a 15-year period.
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

Contractual Obligations

During the nine months ended September 26, 2026, other than the refinancing transactions described above and in Note 5—Credit Agreements and Borrowings to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report, there were no material changes to the contractual obligations from those disclosed in our 2025 Form 10-K.

For additional information regarding debt and non-cancellable contractual service and purchases obligations, see Note 5—Credit Agreements and Borrowings and Note 9—Commitments and Contingencies to our unaudited condensed consolidated financial statements included under Part I, “Item 1—Financial Statements” of this Quarterly Report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plan Arrangements

The table below summarizes the terms of any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated by our officers or directors during the three months ended September 26, 2026. The trading arrangement listed below was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name	Title	Date of Adoption or Termination	Duration of Trading Arrangement	Number of Shares to be Sold Pursuant to the Trading Arrangement
Stephen L. Miller	Former Chief Operating Officer	Terminated his previously disclosed plan on August 13, 2026	The terminated plan was scheduled to expire December 31, 2026	The terminated plan covered up to 100% of the shares of Class A common stock issued upon the vesting and exchange of 808,451 Incentive Units

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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

Date: November 4, 2026

MEDLINE INC.

By:	/s/ Michael B. Drazin
Name: Michael B. Drazin
Title: Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

MEDLINE INC.

By:	/s/ Jessi L. Corcoran
Name: Jessi L. Corcoran
Title: Chief Accounting Officer (Principal Accounting Officer) (Duly Authorized Officer)